Form 10-Q
period 2024-06-30
Bitwise Ethereum ETF
filed 2024-08-08
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-42159

BITWISE ETHEREUM ETF

(Exact name of registrant as specified in its charter)

Delaware	99-6361348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Bitwise Ethereum ETF Shares	ETHW	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 12,370,000 outstanding shares as of August 8, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the operations of Bitwise Ethereum ETF (the “Trust”), Bitwise Investment Advisers, LLC’s (the “Sponsor”) plans, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of ether and other crypto assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies; and
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

June 30, 2024
(unaudited)
Assets
Investment in ether, at fair value (cost $0)	$—
Cash	200
Total assets	200

Liabilities
Sponsor Fee payable	—
Total liabilities	—

Net Assets	$200

Shares issued and outstanding, no par value, unlimited amount authorized	8
Net asset value per Share	$25

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Changes in Net Assets

For the period May 28, 2024 (Date of Seeding) through June 30, 2024*
(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—
Net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	—

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	200
Redemptions for Shares redeemed	—
Net increase (decrease) in net assets resulting from capital share transactions	200
Total increase (decrease) in net assets from operations and capital share transactions	200
Net assets
Beginning of period	—
End of period	$200

Shares issued and redeemed
Shares issued	8
Shares redeemed	—
Net increase (decrease) in Shares issued and outstanding	8
Shares outstanding at end of period	8

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Cash Flows

For the period May 28, 2024 (Date of Seeding) through June 30, 2024*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	—
Proceeds from ether sold	—
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	—
Net realized (gain) loss from investment in ether sold for redemptions	—
Net change in unrealized (appreciation) on investment in ether	—
Increase (Decrease) in Sponsor Fee payable	—
Net cash provided by (used in) operating activities	—

Cash flow from financing activities
Shares issued	200
Shares redeemed	—
Net cash provided by (used in) financing activities	200

Net increase (decrease) in cash	200
Cash, beginning of period	—
Cash, end of period	$200

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

Notes to Financial Statements

June 30, 2024 (Unaudited)

1. Organization

Bitwise Ethereum ETF (the “Trust”), is an investment trust organized on February 16, 2024, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of ether held by the Trust, less the expenses of the Trust’s operations, generally just the sponsor’s management fee. In seeking to achieve its investment objective, the Trust’s sole asset is ether. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “ETHW,” providing investors with an efficient means to obtain market exposure to the price of ether.

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”) which states the Trust have at least one trustee with a principal place of business in the State of Delaware.

On May 28, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on May 28, 2024. As of June 30, 2024, the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s Shares to BAM, the sole shareholder of eight (8) Shares of the Trust. Proceeds from the issuance of these Shares were held in cash as presented on the Trust’s statement of assets and liabilities.

In the ordinary course of operation, the Trust will purchase and sell ether directly and it will create or redeem its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the net asset value of the Shares.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits. On June 30, 2024, the Trust held $200 in cash relating to the issuance of the Seed Shares.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2024.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Related Party Transactions and Agreements

For the period ended June 30, 2024, as the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s shares to BAM, the Sponsor has not yet begun to charge the Trust an annual management fee, which it anticipates charging once operations commence. Once operations commence, the Trust is expected to pay an annualized management fee to the Sponsor as compensation for services performed under the Trust Agreement; but it has not yet determined the amount of such fee. In exchange for the management fee, the Sponsor has agreed to assume and pay all ordinary expenses of the Trust, including the Trustee’s fee and out-of-pocket expenses, the fees of the Trust’s regular service providers, exchange listing fees, SEC registration fees, SEC filing costs, audit fees and ordinary legal expenses. The Sponsor’s management fee is paid by delivery of ether, monthly on the first Business Day of the month in respect of fees payable for the prior month. The delivery is of that number of ether which equals the daily accrual of the Sponsor Fee for such prior month.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee at its discretion for a stated period of time.

As of the date of these Financial Statements, there were no amounts payable to related parties.

4. Beneficial Ownership

As of the date of these financial statements BAM owned 100% of the outstanding Shares of the Trust.

5. Subsequent Events

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024 and the Shares of the Trust were listed on the Exchange on July 23, 2024.

On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. During July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

Following the commencement of operations on July 22, 2024, the Trust pays the unitary Sponsor Fee of 0.20% per annum of the Trust's ether holdings and agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Trust Overview

The Bitwise Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on February 16, 2024. The Trust issues common shares (“Shares”) representing units of undivided beneficial ownership of the Trust. The Shares are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “ETHW.” The Trust’s commencement of operations was July 22, 2024.

The Trust’s investment objective is to seek to provide exposure to the value of ether held by the Trust, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and establishes its net asset value (“NAV”) by reference to the CME CF Ether – Dollar Reference Rate – New York Variant (“Pricing Benchmark”). The Pricing Benchmark is calculated by CF Benchmarks Ltd. based on an aggregation of executed trade flow of major ether trading platforms. The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The Shares may trade at a premium over, or a discount to, the NAV per Share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases ethers on behalf of the Trust due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether. As a result of the foregoing, the price of the Shares as quoted on the Exchange has varied from the value of the Trust’s NAV per Share since the Shares were approved for quotation on July 22, 2024.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee until January 22, 2025, and will accrue at an annual rate of 0.20% of the Trust’s net assets beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s ether as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for ether, which will be either the market the Trust normally transacts in for ether or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the period ended June 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description of Document
3.1	First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A filed by the Registrant on May 31, 2024.
3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A filed by the Registrant on March 28, 2024.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Ethereum ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933.

Administrator: BNY Mellon.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts ether purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Basket Amount: The quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000)

Benchmark Provider: CF Benchmarks Ltd.

ether (lowercase): The native unit of account and medium of exchange on the Ethereum network.

Ethereum (uppercase): The software protocol and peer-to-peer network used for the creation, transfer and possession of ether, as recorded on the Ethereum blockchain.

Ether Custodian: Coinbase Custody Trust Company, LLC, a New York New York State limited liability trust company.

Ether Custody Agreement: The custody agreement between the Ether Custodian and the Trust pursuant to which the Trust Ether Agreement is established.

Ether Trading Counterparty: The ether trading counterparties that have been approved by the Sponsor.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York that serves as the Administrator and Transfer Agent.

ERR: CME CF Ether Reference Rate.

ERRNY: CME CF Ether Reference Rate - New York Variant, which is calculated by CF Benchmarks Ltd. based on an aggregation of executed trade flow of major ether trading platforms.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

CME: The Chicago Mercantile Exchange.

CME CF Ether Reference Rate - New York Variant: The CF Ether-Dollar US Settlement Price, a reference rate published by the CME Group that calculates the U.S. dollar price of one ether as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms.

CME Ether Real Time Price: The CME CF Ether Real Time Index, a pricing index continuously published by the CME Group at one second intervals that calculates the U.S. dollar price of one ether on constituent crypto asset trading platforms.

Code: Internal Revenue Code of 1986.

Constituent Platform: The major ether trading platforms that serve as the pricing sources for the calculation of the CME CF Ether Reference Rate – New York Variant and CME CF Ether Real Time Index.

Cryptocurrency: A token such as ether that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company, the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

DSTA: Delaware Statutory Trust Act.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

Forked Asset: The crypto asset resulting from a “hard fork” that is not ether, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of ether at the time of a Network Fork may use its Ethereum network private key to access the Forked Asset on the new network, typically through the use of the modified version of the Ethereum network software that created the Network Fork (or the legacy version of the Ethereum network software if the new version is determined to be Ethereum).

GAAP: The generally accepted accounting principles of the United States.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Indemnified Person: The Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of indemnification provisions of the Trust Agreement.

Indirect Participants: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

Insignificant Participation Exception: An exception to the designation of certain assets under the Plan Asset Rules, where the investment by all benefit plan investors relating to such assets is not significant or other exceptions apply.

Investment Company Act: Investment Company Act of 1940.

IRA: An individual retirement account that is a tax-qualified retirement plan under the Code.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Losses: The losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever of an Indemnified Person or Sponsor Indemnified Party, as applicable, that are eligible for indemnification pursuant to the Trust Agreement.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s ether using the ERRNY, less the Trust’s accrued but unpaid expenses.

Network Fork: A proposed change to the open-source software and protocols of the Ethereum network that results in the creation of two versions of the Ethereum network – the version running the unmodified software and the version running the modified version. To the extent that a Network Fork creates Ethereum networks or Ethereum blockchains that are not interoperable, the Network Fork is referred to as a “hard fork” and results in separate Ethereum networks with independent ether assets and Ethereum blockchains that diverge from the point of adoption of the Network Fork.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, ERISA or of a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

Plan Fiduciaries: Fiduciaries with investment discretion over a Plan.

Prime Execution Agent: Coinbase Inc., an affiliate of the Ether Custodian.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Principal Market NAV: The net asset value of the Trust determined on a GAAP basis.

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly-offered securities.

Purchase Order: An order to purchase one or more Baskets.

Purchase Order Cut-Off Time: The time at which Purchase Orders must be placed on a Business Day for that Business Day to constitute the Purchase Order Date.

Purchase Order Date: The Business Day on which a Purchase Order is accepted by the Transfer Agent.

Redemption Order: An order to redeem one or more Baskets.

Redemption Order Cut-Off Time: The time at which Redemption Orders must be placed on a Business Day for that Business Day to constitute the Redemption Order Date.

Redemption Order Date: The Business Day on which a Redemption Order is accepted by the Transfer Agent.

Register: The record of all Shareholders and holders of the Shares in certificated form kept by the Transfer Agent.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Ether Account: The custody account in the name of the Sponsor held with the Ether Custodian, in which the Sponsor receives payment in ether of its management fee from the Trust Ether Account.

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s ether holdings the Trust agreed to pay to the Sponsor.

Sponsor Indemnified Party: The Sponsor and its shareholders, members, directors, officers, employees, Affiliates and subsidiaries, for the purposes of indemnification under the Trust Agreement.

Trade Credit: The Trust may borrow ether or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: BNY Mellon.

Trust: The Bitwise Ethereum ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Ethereum ETF, entered into by the Sponsor and the Trustee.

Trust Ether Account: The custody account in the name of the Trust held with the Ether Custodian, in which Trust Ether Account the Trust’s ether assets are held.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells ether through the use of a Ether Trading Counterparty.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

You: The owner or holder of Shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Ethereum ETF

By:	/s/ Hunter Horsley
Hunter Horsley
President
(Principal Executive Officer)*

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

Date: August 8, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.