Form 10-Q
period 2024-09-30
Bitwise Ethereum ETF
filed 2024-11-08
CIK 2013744

wh

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

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

The registrant had 13,440,000 outstanding shares as of November 6, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise Ethereum ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust's operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
the extreme volatility of trading price that ether has experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust;
•
the recentness of the development of ether and other crypto assets, and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and technology developments regarding the use of ether and other crypto assets and to the fundamental investment characteristics of ether and other crypto assets;
•
the value of the Shares depending on the acceptance of ether and blockchain technologies, a new and rapidly evolving industry;
•
the unregulated nature and lack of transparency surrounding the operations of blockchain technologies and crypto assets, which may adversely affect the value of ether and the Shares;
•
the limited history of the Trust;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per-share;
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the Securities and Exchange Commission (the “SEC”) and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of ether or other crypto assets, the operation of Ethereum network, or the ether market in a manner that adversely affects the value of the Shares;
•
the possibility that the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the Trust’s reliance on the security, stability, and performance of its service providers, including the Ether Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, which may be subject to operational failures, conflicts of interest, and regulatory actions, potentially adversely affecting its operations and the value of the Shares;
•
general economic, market and business conditions, and political developments, including, without limitation, global pandemics and the societal and government responses thereto, which could negatively impact the value of the Trust’s holdings in ether and significantly disrupt its operations; and

•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

September 30, 2024
(unaudited)
Assets
Investment in ether, at fair value (cost $328,122)	$259,851
Cash	—
Total assets	259,851

Liabilities
Sponsor Fee payable	—
Total liabilities	—

Net Assets	$259,851

Shares issued and outstanding, no par value, unlimited amount authorized	13,960,000
Net asset value per share (1)	$18.61

(1) Net asset value per share calculated using the principal market valuation as of the date of the financial statements.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except quantity of ether and percentages)

September 30, 2024 (Unaudited)*

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	100,152.9571	$328,122	$259,851	100.00%
Total Investment		$328,122	259,851	100.00
Liabilities in excess of other assets			—	—
Net Assets			$259,851	100.00%

* No comparative period presented as the Trust commenced operations on July 22, 2024.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

STATEMENT OF OPERATIONS

(Amounts in thousands)

For the period July 22, 2024 (commencement of operations) through September 30, 2024*
(unaudited)
Investment income
Investment income	$—
Expenses
Sponsor Fee	91
Total Expenses	91
Less: Waivers and Reimbursement	(91)
Net Expenses	—
Net investment loss	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—
Net realized gain (loss) on investment in ether sold for redemptions	(1,116)
Net change in unrealized appreciation (depreciation) on investment in ether	(68,271)
Net realized and unrealized gain (loss)	(69,387)
Net increase (decrease) in net assets resulting from operations	$(69,387)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the period July 22, 2024 (commencement of operations) through September 30, 2024*
	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—
Net realized gain (loss) on investment in ether sold for redemptions	(1,116)
Net change in unrealized appreciation (depreciation)	(68,271)
Net increase (decrease) in net assets resulting from operations	(69,387)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	331,371
Redemptions for Shares redeemed	(2,133)
Net increase (decrease) in net assets resulting from capital share transactions	329,238
Total increase (decrease) in net assets from operations and capital share transactions	259,851
Net assets
Beginning of period	—	(1)
End of period	$259,851

Shares issued and redeemed
Shares issued	14,090,000
Shares redeemed	(130,000)
Net increase (decrease) in Shares issued and outstanding	13,960,000

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

(1) On May 28, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00. in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. Prior to the commencement of operations on July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Cash Flows

(Amounts in thousands)

For the period July 22, 2024 (commencement of operations) through September 30, 2024*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(69,387)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(331,371)
Proceeds from ether sold	2,133
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	—
Net realized (gain) loss from investment in ether sold for redemptions	1,116
Net change in unrealized (appreciation) on investment in ether	68,271
Increase (Decrease) in Sponsor Fee payable	—
Net cash provided by (used in) operating activities	(329,238)

Cash flow from financing activities
Creations for Shares issued	331,371
Redemptions for Shares redeemed	(2,133)
Net cash provided by (used in) financing activities	329,238

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

(1) Prior to the commencement of operations on July 22, 2024, BAM redeemed the 8 Seed Shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

Notes to Financial Statements

September 30, 2024 (Unaudited)

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

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”) which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The Trust purchases and sells ether directly and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per-share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024 and the Shares of the Trust were listed on the Exchange on July 23, 2024.

The statement of assets and liabilities and schedule of investment as of September 30, 2024, and the statements of operations, cash flows, and changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per-share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

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

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in ether. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in ether.

Investment Valuation - Principal Market NAV

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

For financial statement reporting, the Trust identifies and determines the ether principal market (or in the absence of a principal market, the most advantageous market) for U.S. GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC Topic 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The Principal Market NAV and the Principal Market NAV per-share are calculated using the fair value of ether based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for U.S. GAAP purposes. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 p.m. ET for ether. The Sponsor then identifies that market as the principal market for ether during that period, and uses the price for ether from that venue at 4:00 ET as the principal market price. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The Principal Market and the Principal Market Price for ether, which comprised the majority of the Trust’s assets for the period from July 22, 2024 to September 30, 2024, was Crypto.com with a price of $2,594.54 as of September 30, 2024.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Given that ether is actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The following summarizes the Trust’s assets accounted for at fair value at September 30, 2024* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$259,851	$—	$—	$259,851

* No comparative period presented as the Trust commenced operations on July 22, 2024.

Calculation of Net Asset Value (NAV) and NAV per-share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per-share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2024. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of ether

As of September 30, 2024*, the Trust held a net closing balance of 100,152.9571 ether with a total market value of $259,503,322 based on the CME CF Ether – Dollar Reference Rate –New York Variant ("Pricing Index") price of $2,591.07, used to determine the Trust's NAV. The total market value of the Trust's ether held was $259,850,853 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,594.54, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the period from July 22, 2024 (commencement of operations) to September 30, 2024*:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of July 22, 2024 (commencement of operations)	0.0000	$0
Purchases	101,085.6138	331,371
Sales for the redemption of Shares	(932.6567)	(2,133)
ether transferred for Sponsor Fee	—	—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	—
Net realized gain (loss) on investment in ether sold for redemptions	—	(1,116)
Change in unrealized appreciation (depreciation) on investment in ether	—	(68,271)
Ending balance as of September 30, 2024*	100,152.9571	$259,851

* No comparative period presented as the Trust commenced operations on July 22, 2024.

4. Related Party Transactions and Agreements

The Trust pays the Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. For the six-month period commencing on July 23, 2024, the day the Shares are initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods when all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the Pricing Index. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether will be transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Index on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of ether to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

See Note 1 for further discussion on related party capital transactions. As of September 30, 2024, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does so only in Baskets (blocks of 10,000 Shares) based on the quantity of ether attributable to each Share of the Trust (net of accrued expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

6. Concentration of Risk

Substantially all the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Trust. The trading prices of ether have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of ether and the Shares may include an increase in the global ether supply or a decrease in global ether demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the Ethereum network, among other things.

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2024, ether with a market value of $259,850,853 was held by the Ether Custodian. No comparative period presented as the Trust commenced operations on July 22, 2024.

7. Financial Highlights*

Per-share Performance (for a Share outstanding throughout the period presented)

For the period July 22, 2024 (commencement of operations) through September 30, 2024*
Net asset value per-share, beginning of period	$25.00
Net investment loss [1]	—
Net realized unrealized gain (loss) [2]	(6.39)
Net change in net assets from operations	(6.39)
Net asset value per-share, end of period	$18.61

Total return, at net asset value [2]	(25.56)%

Ratios to average net assets [3]
Net investment loss	—%
Gross expenses	0.20%
Net expenses	—%

* No comparative financial statements have been presented as the Trust's operations commenced on July 22, 2024.

1.
Calculated using average Shares outstanding.
2.
Total returns are calculated based on the change in value during the reporting period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of share transactions from the Trust.
3.
Annualized.

8. Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for Ethereum in accordance with its classification as an investment company for accounting purposes.

9. Indemnifications

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

10. Subsequent Events

In preparing these financial statements, the Sponsor has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has determined that there were no additional material events that would require disclosure other than that which has already been discussed in these Notes to Financial Statements.

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

Trust Overview

Bitwise Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on February 16, 2024. The Trust continuously issues common shares (“Shares”), representing units of undivided beneficial ownership of the Trust. The Shares are listed on the NYSE Arca Inc. (the “Exchange”) under the ticker symbol “ETHW.” The Trust’s commencement of operations was July 22, 2024. The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of ether held by the Trust that is reflective of the actual ether market in which investors can purchase or sell ether, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and establishes its net asset value (“NAV") by reference to the CME CF Ether – Dollar Reference Rate – New York Variant (“Pricing Index”). The Pricing Index was designed to provide a daily, 4:00 p.m. ET reference rate of the U.S. dollar price of one ether that may be used to develop financial products and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major ether trading platforms (“Constituent Platforms”).

The Shares may trade at a premium over, or a discount to, the NAV per-share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases ether on behalf of the Trust due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether. As a result of the foregoing, the price of the Shares as quoted on the Exchange has varied from the value of the Trust’s NAV per-share since the Shares were approved for quotation on July 23, 2024.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs. the market price as quoted on the Exchange.

BITB Premium/(Discount): BITB Share Price
vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Aug-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Sep-24
Sep-24
Sep-24
Sep-24

From July 23, 2024 to September 30, 2024, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and estimated, unaudited, NAV per-share of 0.01%. During that same period, the highest premium was 0.58% on August 5, 2024, and the lowest premium was 0.001% on August 19, 2024. During that same period, the highest discount was 0.59% on July 24, 2024, and the lowest discount was 0.06% on September 20, 2024.

The following chart shows the price of ether for the period January 1, 2024 through September 30, 2024, as quoted by the Benchmark Provider, using the Pricing Index.

Results of Operations

As of September 30, 2024*, the Trust held a net closing balance of 100,152.9571 ether with a total market value of $259,503,322 based on the Pricing Index price of $2,591.07, used to determine the Trust's NAV. The total market value of the Trust's ether held was $259,850,853 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,594.54, used to determine the Trust's Principal Market NAV.

* No comparative period presented as the Trust commenced operations on July 22, 2024.

For the Period from July 22, 2024 (commencement of operations) to September 30, 2024*^

Net realized and unrealized loss on investment in ether for the period from July 22, 2024 to September 30, 2024 was approximately $69,387 which includes a realized loss of $1,116 on the sale of ether for redemptions and net change in unrealized depreciation on investment in ether of approximately $68,271. Net realized and unrealized loss on investment in ether for the period was driven by ether price depreciation from $3,484.67 per ether as of July 22, 2024 to $2,591.07 per ether as of September 30, 2024. Net decrease in net assets resulting from operations was approximately $69,387 for the period from July 22, 2024 to September 30, 2024, which primarily consisted of the net realized and unrealized loss on investment in ether. Net assets increased to approximately $259,851 on September 30, 2024, while NAV per-share decreased approximately 25.56% for the period. The change in net assets resulted from the net capital share transactions of approximately $329,238, offset by a net decrease resulting from operations of $69,387.

* No comparative period presented as the Trust commenced operations on July 22, 2024.

^ Amounts displayed are in the '000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through January 22, 2025, and will accrue at an annual rate of 0.20% of the Trust’s net assets thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the

Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s ether as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the period from July 22, 2024 (commencement of operations) to September 30, 2024.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for ether, which will be either the market the Trust normally transacts in for ether or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period from July 22, 2024 (commencement of operations) to September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 13 Baskets (comprising 130,000 Shares) during the period from July 22, 2024 (commencement of operations) to September 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2024 – July 31, 2024	—	$—
August 1, 2024 – August 31, 2024	—	—
September 1, 2024 – September 30, 2024	130,000	$16.40

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the period from July 22, 2024 (commencement of operations) to September 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description of Document
3.1

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A (File No. 333-278308) filed by the Registrant on May 31, 2024.

3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-278308) filed by the Registrant on March 28, 2024.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s ether using the Pricing Index, less the Trust’s accrued but unpaid expenses.

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

Pricing Index: CME CF Ether Reference - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of one ether as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of ether in U.S. dollars.

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

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells ether through the use of an Ether Trading Counterparty.

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

Date: November 8, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.