Form 10-K
period 2024-12-31
Bitwise Ethereum ETF
filed 2025-03-17
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number: 001-42159

BITWISE ETHEREUM ETF

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-6361348 (I.R.S. Employer Identification No.)

c/o Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(Address of principal executive offices) (Zip Code)

(415) 707-3663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Ethereum ETF Shares	ETHW	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non‑Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: NOT APPLICABLE

As of March 17, 2025, the registrant had 13,380,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise Ethereum ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to those described in “Item 1A. Risk Factors.”

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the special considerations discussed in this Annual Report;
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

i

•
general economic, market and business conditions, and political developments, including, without limitation, global pandemics and the societal and government responses thereto, which could negatively impact the value of the Trust’s holdings in ether and significantly disrupt its operations; and
•
any additional risk factors discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” under Item 1A – Risk Factors of this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

ii

Bitwise Ethereum ETF

iii

Part I.

Item 1. Business.

Summary

Bitwise Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on February 16, 2024. The Trust continuously issues common shares (“Shares”), representing units of undivided beneficial interest in and ownership of the Trust. The Shares are listed on the NYSE Arca Inc. (the “Exchange”) under the ticker symbol “ETHW.” The Trust commenced operations on July 22, 2024 and commenced trading on the Exchange on July 23, 2024.

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of ether held by the Trust that is reflective of the actual ether market in which investors can purchase or sell ether, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and establishes its net asset value (the “NAV”) by reference to the CME CF Ether – Dollar Reference Rate – New York Variant (the “Pricing Index”). The Pricing Index was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one ether that may be used to develop financial products and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major ether trading platforms (the “Constituent Platforms”).

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the sponsor of the Trust. Delaware Trust Company (the “Trustee”) serves as trustee of the Trust. The Bank of New York Mellon (“BNY Mellon”) serves as the Trust’s administrator (the “Administrator”), transfer agent (the “Transfer Agent”) and custodian of the Trust’s cash holdings (the “Cash Custodian”). Coinbase Custody Trust Company, LLC (the “Ether Custodian”) serves as the Trust’s ether custodian and is responsible for safekeeping the ether owned by the Trust. Foreside Fund Services, LLC (the “Marketing Agent”) serves as the Trust’s marketing agent.

When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000) (the “Basket Amount”). The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of ether constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of ether that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of ether held by the Trust as of the opening of business on that business day, adjusted for the amount of ether constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of a ether smaller than a satoshi (0.00000001 ether) are disregarded for purposes of the computation of the Basket Amount.

For an order to create (purchase) a Basket, the purchase shall be in the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator. For an order to redeem a Basket, the Sponsor shall arrange for the Basket Amount of ether to be sold and the cash proceeds (minus a per-order transaction fee) distributed. The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement, dated as of July 9, 2024, between the Trust and the Sponsor. The Sponsor is a limited liability company formed in the State of Delaware on June 4, 2018. Except as required under applicable federal law or under the rules or regulations of the Exchange, Shareholders of the Trust do not have any voting rights, take no part in the management or control of, and have no voice in, the Trust’s operations or business. The Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

The Sponsor maintains a website for the Trust, www.ETHWetf.com, through which the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other report or documents the Trust files with or furnishes to the SEC. Further, the Trust's references to the URLs for these websites are intended to be inactive textual references only.

Investment Objectives and Principal Investment Strategies

Investment Objective

The Trust’s investment objective is to seek to provide Shareholders with exposure to the value of ether held by the Trust that is reflective of the actual ether market in which investors can purchase or sell ether, less the expenses of the Trust’s operations and other liabilities.

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust holds ether and establish its NAV by reference to the Pricing Index. The Trust accrues the Sponsor’s management fee (the “Sponsor Fee”) in U.S. dollars and values its ether holdings, net assets and the Shares daily based on the Pricing Index. On December 31, 2024, the Pricing Index was $3,345.85.

The Trust is passively managed and does not pursue active management investment strategies. Additionally, the Sponsor does not actively manage the ether held by the Trust. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional ether investors to attempt to reduce the risks of losses resulting from price decreases. The Trust will not utilize leverage or any similar arrangements in seeking to meet its investment objective. Ether is the only digital asset held by the Trust.

Because the Trust currently conducts creations and redemptions of Shares for cash, it is responsible for purchasing and selling ether in connection with those creation and redemption orders. The Trust may also be required to sell ether to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor. The Sponsor, on behalf of the Trust, typically seeks to buy and sell ether at a price as close to the Pricing Index as practical. Such purchase and sale transactions may be conducted pursuant to two models: (i) the “Trust-Directed Trade Model”; and (ii) the “Agent Execution Model.” The Trust would utilize the Trust-Directed Trade Model for all purchases and sales of ether and only utilize the Agent Execution Model in the event that no Ether Trading Counterparty is willing or able to effectuate the Trust’s purchase or sale of ether.

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring ether from an ether trading counterparty that has been approved by the Sponsor (each, an “Ether Trading Counterparty”). As of December 31, 2024, B2C2 USA Inc., Coinbase, Inc., Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Flow Traders B.V., Kraken (d/b/a Payward OTC Ltd), JSCT, LLC, Nonco LLC, Virtu Fianncial Signapore Pte. Ltd., and Wintermute Trading Ltd. have been approved as Ether Trading Counterparties. JSCT, LLC is an affiliate of Jane Street Capital, LLC, which is an Authorized Participant to the Trust. The Sponsor has entered into contractual agreements with the Ether Trading Counterparties, and these agreements set forth the general parameters under which a transaction in ether will be effectuated, should any transaction with an Ether Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular Ether Trading Counterparty, and do not create any contractual obligations on the part of any Ether Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and an Ether Trading Counterparty are done on an arm’s-length basis.

Under the Agent Execution Model, Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent,” which is an affiliate of the Ether Custodian), acting in an agency capacity, conducts ether purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to an agreement (the “Prime Execution Agreement”). To utilize the Agent Execution Model, the Trust may maintain some ether or cash in a trading account

(the “Trading Balance”) with the Prime Execution Agent. To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow ether or cash as trade credit (the “Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

Characteristics of the Shares

Although the Shares are not the exact equivalent of a direct investment in ether, they provide investors with an alternative that constitutes a relatively cost-effective way to obtain ether exposure through the securities market. An investment in Shares provides investors with the opportunity to access the market for ether through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding ether directly. The Trust does not use derivatives that could subject the Trust to additional counterparty and credit risks. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use ether by investing in the Shares rather than purchasing, holding and trading ether directly.

Trust Holdings

The Trust’s only assets are ether and cash. From time to time, the Trust may come into possession of rights incident to its ownership of ether, which permit the Trust to acquire, or otherwise establish dominion and control over, other digital assets. These rights are generally expected to be forked assets (“Forked Assets”) that arise in connection with hard forks in the Ethereum blockchain, airdrops offered to holders of ether and digital assets arising from other similar events without any action of the Trust or of the Sponsor or Trustee on behalf of the Trust. These rights are referred to as “Incidental Rights” and any digital assets acquired through Incidental Rights are referred to as “IR Assets.” Pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of May 28, 2024, the Trust has explicitly disclaimed all Incidental Rights and IR Assets. Such assets are not considered assets of the Trust at any point in time and will not be taken into account for purposes of determining the Trust’s NAV and the NAV per Share.

Pursuant to the Trust Agreement, to the extent that the Trust involuntarily receives such assets in a Trust wallet, it will, as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. At such time, the Incidental Right(s) and/or IR Asset(s) will be the property of the Sponsor. Once acquired, the Sponsor, subject to a reasonable, good faith determination, may take any lawful action necessary or desirable in connection with its acquisition of such assets. In the event that the Sponsor decides to sell the Incidental Right(s) and/or IR Asset(s), it will seek to do so for cash. This may be a sale of the Incidental Right(s) and/or IR Asset(s) directly in exchange for cash, or in exchange for another digital asset which may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to the Depository Trust Company (“DTC”) to be distributed to Shareholders in proportion to the number of Shares owned.

Custody of the Trust’s Holdings

The Ether Custodian maintains custody of all of the Trust’s ether (other than ether maintained in the Trading Balance) in a special account that holds the Trust’s ether (the “Trust Ether Account”). The Sponsor expects that all of the Trust’s ether is held in cold storage of the Ether Custodian on an ongoing basis. Cold storage in the context of ether means keeping the reserve of ether offline, which is a widely used security precaution, especially when dealing with a large amount of ether. Ether held under custodianship with the Ether Custodian is kept in high-security, offline, multi-layer cold storage vaults. This means that the private keys, the cryptographic component that allows a user to access ether, are stored offline on hardware that has never been connected to the internet. Storing the private key offline minimizes the risk of the ether being stolen. In addition to holding the Trust’s ether in cold storage, the Ether Custodian utilizes the following additional safety and security measures relating to the custody of the Trust’s ether:

•
Private Keys: All private keys are securely stored using multiple layers of high-quality encryption and in Ether Custodian-owned offline hardware vaults in secure environments. No customers or third parties are given access to the Ether Custodian’s private keys.
•
Whitelisting: Transactions are only sent to vetted, known addresses. The Ether Custodian’s platform supports pre-approval and test transactions. The Ether Custodian requires authentication when adding or removing addresses for whitelisting. All instructions to initiate a whitelist addition or removal must be submitted via the Coinbase Custody platform. When a whitelist addition or removal request is initiated, the initiating user will be prompted to authenticate its request using a two-factor authentication key. A consensus mechanism on the Coinbase Custody platform dictates how many approvals are required in order for the consensus to be achieved to add or remove a whitelisted address. Only when the consensus is met is the underlying transaction considered officially approved. An account’s roster and user roles are maintained by the Ether Custodian in a separate log, an Authorized User List (“AUL”). Any changes to the account’s roster must be reflected on an updated AUL first and executed by an authorized signatory.
•
Audit Trails: Audit trails exist for all movement of ether within Ether Custodian-controlled ether wallets and are audited annually for accuracy and completeness by an independent external audit firm.

In addition to the above measures, in accordance with the Ether Custody Agreement, ether held in custody with the Ether Custodian is segregated from both the proprietary property of the Ether Custodian and the assets of any other customer in accounts that clearly identify the Trust as the owner of the accounts.

The Trust’s cash holdings are held in an account with the Cash Custodian.

The CME CF Ether – Dollar Reference Rate – New York Variant (Pricing Index)

The Trust uses the Pricing Index to calculate its daily NAV. The Pricing Index was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one ether that may be used to develop financial products. It is calculated by the Benchmark Provider based on an aggregation of executed trade flow of the Constituent Platforms. The Pricing Index uses the same methodology as the CME CF Ether-Dollar Reference Rate (“ERR”), which was designed by the CME Group and CF Benchmarks Ltd. to facilitate the cash settlement of ether futures contracts traded on the Chicago Mercantile Exchange (the “CME”). The only material difference between the Pricing Index and the ERR is that the ERR measures the U.S. dollar price of one ether as of 4:00 p.m. London time and the Pricing Index measures the U.S. dollar price of one ether as of 4:00 p.m. New York time. The CME Group also publishes the CME CF Ether Real Time Index (the “CME Ether Real Time Price”), which is a continuous measure of the U.S. dollar price of one ether calculated once per second. Each of the Pricing Index, the ERR and the CME Ether Real Time Price is representative of the ether trading activity on the Constituent Platforms, which include, as of December 31, 2024, Bitstamp, Coinbase, Gemini, Itbit, LMAX Digital and Kraken.

The Pricing Index is calculated based on the qualifying ether transactions (the “Relevant Transactions”) on all of the Constituent Platforms as follows:

•
All Relevant Transactions are added to a joint list, recording the time of execution, trade price and size for each transaction.

•
The list is partitioned by timestamp into twelve (12) equally sized time intervals of five (5) minutes in length.
•
For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.
•
The Pricing Index is then determined by the equally weighted average of the volume medians of all partitions.

As of December 31, 2024, the Constituent Platforms included in the Pricing Index are Bitstamp, Coinbase, Gemini, Itbit, Kraken, and LMAX Digital.

•
Bitstamp: A U.K.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYDFS”) BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with Financial Conduct Authority (“FCA”) in the United Kingdom.
•
Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as e-money providers (Republic of Ireland, Central Bank of Ireland) and Major Payment Institutions (Singapore, Monetary Authority of Singapore).
•
Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.
•
Itbit: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.
•
LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission (“GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a FCA-regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the Pricing Index is administered through the Benchmark Provider’s codified policies for index integrity. The Pricing Index is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts-of-interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. Benchmarks Regulation (“BMR”), compliance with which regulations has been subject to a Limited Assurance Audit under the International Standard on Assurance Engagements (“ISAE”) 3000 standard as of September 12, 2022, which is publicly available.

The Pricing Index is subject to oversight by the CME CF Oversight Committee. The CME CF Oversight Committee is comprised of at least five members, including at least: (i) two who are representatives of CME; (ii) one who is a representative of CF Benchmarks Ltd.; and (iii) two who bring expertise and industry knowledge relating to benchmark determination, issuance and operations. The CME CF Oversight Committee meets no less frequently than quarterly. The CME CF Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available.

In the event that there are errors or irregularities in the calculation and publication of the Pricing Index, including delayed, missing data or erroneous data, the Benchmark Provider will apply the “Contingency Calculation Rules” as it relates to the Pricing Index that are set forth on the Benchmark Provider’s website. Such rules dictate how the Benchmark Provider will calculate the Pricing Index, depending upon the type of error or irregularity. For instance, in the event that no Relevant Transaction occurs on a Constituent Platform on a given day, or one or more Relevant Transactions do occur on the Constituent Platform but cannot be retrieved by the Benchmark Provider, the Constituent Platform is disregarded in the calculation of the Pricing Index for that day. In addition, all Relevant Transactions are subject to automated screening for erroneous data. Relevant Transactions that have been flagged as erroneous pursuant to the automated screening and the Contingency Calculation Rules are disregarded in the calculation of the Pricing Index for a given day. If, for whatever reason, the Benchmark Provider is unable to calculate and publish the Pricing Index by the stipulated dissemination time, it shall publish a notification on its website informing Pricing Index users, including the Trust, the calculation and publication have been delayed.

Pricing Index data and the description of the Pricing Index are based on information made publicly available by the Benchmark Provider on its website at https://www.cfbenchmarks.com. None of the information on the Benchmark Provider’s website is incorporated by reference into this Annual Report.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Index price of ether differs materially from the global market price of ether and/or that third parties are able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Index price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Index, it will provide Shareholders with notice in a prospectus supplement and/or through a Current Report on Form 8-K or in the Trust’s annual or quarterly reports.

Calculation of Net Asset Value

Under normal circumstances, the Trust’s only asset would be ether and, under limited circumstances, cash. The Trust’s ether is carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV is determined by the Administrator once each Exchange trading day at 4:00 p.m. Eastern Time (“ET”), or as soon thereafter as practicable. The NAV for a normal trading day is released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m.). The pause between 4:00 p.m. and 5:30 p.m. (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur.

The Administrator calculates the NAV of the Trust by multiplying the number of ether held by the Trust by the Pricing Index for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator determines the price of the Trust’s ether by reference to the Pricing Index, which is published between 4:00 p.m. and 4:30 p.m. ET on every calendar day. The methodology used to calculate the Pricing Index price to value ether in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Index is deemed inconsistent with GAAP, the Trust utilizes an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Pricing Index to the extent the methodology used to calculate the Pricing Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for ether, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through Ether Trading Counterparties, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets are available to the Ether Trading Counterparties from whom the Sponsor acquires or disposes of the Trust’s ether, the principal market in each scenario is determined by looking at the market-based level of volume and ether trading activity. Ether Trading Counterparties may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The process that the Sponsor has developed for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable ether trading venues (the "Exchange Markets", as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, ItBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for ether. The Sponsor then identifies that market as the principal market for ether during that period, and uses the price for ether from that venue at 4:00 ET as the principal market price.

Calculation and Dissemination of ITV

The Trust utilizes the CME CF Ether Real Time Index (the “CME Ether Real Time Price”), which is a continuous measure of the U.S. dollar price of one ether calculated once per second, to calculate an Indicative Trust Value (the “ITV”). The ITV is disseminated on a per Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. ET. The ITV is intended to provide additional information not otherwise available to the public that may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. It is calculated by using the prior day’s holdings at close of business and the most recently reported price level of the CME Ether Real Time Price.

The ITV is calculated by using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the CME Ether Real Time Price. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real-time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end-of-day values of the Trust’s investments. The ITV is disseminated on a per-Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. to 4:00 p.m. ET. The Exchange disseminates the ITV value through the facilities of CTA/CQ High Speed Lines that allow for high-speed data transmission. In addition, the ITV is published on the Exchange’s website and is available through online information services such as Bloomberg and Reuters. The ITV (which is based upon the CME Ether Real Time Price) may differ from the NAV (which is based upon the Pricing Index) due to differences in how the CME Ether Real Time Price and Pricing Index are calculated. While the Pricing Index is calculated as described in the section above entitled “The CME CF Ether – Dollar Reference Rate – New York Variant (Pricing Index),” the CME Ether Real Time Price is calculated once per second, in real time by utilizing the order books of ether—U.S. dollar trading pairs operated by all Constituent

Platforms. An “order book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the CME Ether Real Time Price calculation agent. The order books are aggregated into one consolidated order book by the CME Ether Real Time Price calculation agent and the bid-price volume curve, ask-price volume curve, mid-price volume curve and mid-spread volume curve are calculated. The mid-price volume curve is the average of the bid-price volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask-price volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid-price volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid-spread volume curve does not exceed a certain percentage deviation from the mid-price). The CME Ether Real Time Price is then given by the sum of the weighted mid-price volume curve obtained in the previous step.

Dissemination of the ITV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. Investors and market professionals are able to compare the market price of the Trust and the ITV throughout the trading day. If the market price of the Shares diverges significantly from the ITV, market professionals will have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the ITV, a market professional could buy the Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the ITV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does so only in Baskets (blocks of 10,000 Shares) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (ii) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with the Financial Industry Regulatory Authority (“FINRA”), or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, the Sponsor, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “1933 Act”), and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

Determination of Basket Amount

The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of ether constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of ether that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of ether held by the Trust as of the opening of business on that business day, adjusted for the amount of ether constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of ether smaller than 0.00000000001 are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Administrator as indicated above.

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing an order to purchase one or more Baskets with the Transfer Agent through the Marketing Agent in exchange for cash (a “Purchase Order”). Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase Orders must be placed by 2:00 p.m., ET, or the close of regular trading on the Exchange, whichever is earlier (the “Order Cut-Off Time”). The Order Cut-Off time may be modified by the Sponsor in its sole discretion. The day on which a Purchase Order is accepted by the Transfer Agent is considered the “Purchase Order Date.”

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Purchase Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Purchase Orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to Purchase Orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute an ether transaction, when it believes the price of ether is being inconsistently, irregularly, or discontinuously published from ether trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting Purchase Orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination would have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a Purchase Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of ether as described in the “Determination of Required Deposits” sub-section above, multiplied by the Pricing Index price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of ether to the extent it is greater than the Pricing Index price on each Purchase Order Date. On each Purchase Order Date, the Administrator communicates to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a creation request. If an Authorized Participant fails to consummate the foregoing, the Purchase Order would be cancelled. The Sponsor causes to be published each night the amount of ether that is acquired in exchange for each Purchase Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of ether if the price paid by the Trust is in excess of the Pricing Index on each Purchase Order Date.

An Authorized Participant who places a Purchase Order is responsible for facilitating the delivery of the required amount of cash to the Cash Custodian by 3:00 p.m. ET, on the business day following the Purchase Order Date. Pursuant to the cash creation and redemption process, the Trust is responsible for acquiring and selling ether, which it may do pursuant to two different models: (i) the “Trust-Directed Trade Model,” and (ii) the “Agent Execution Model.”

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring ether from an approved Ether Trading Counterparty in an amount equal to the Basket Amount. When seeking to purchase ether on behalf of the Trust, the Sponsor seeks to purchase ether at a price as close to the Pricing Index as practical. Once the trade has been agreed upon with an ether Trading Counterparty, the transaction generally occurs on an “over-the-counter” basis. Transfers of ether from the Ether Trading Counterparty to the Trust Ether Account are “on-chain” transactions represented on the Ethereum blockchain. Upon receipt of the deposit amount of ether in the Trust Ether Account at the Ether Custodian from the Ether Trading Counterparty, the Ether Custodian would notify the Sponsor that the ether has been received. The Sponsor would then notify the Transfer Agent that the ether has been received, and the Transfer Agent would direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account and would wire the cash previously sent by the Authorized Participant to the Ether Trading Counterparty to complete settlement of the Purchase Order and the acquisition of the ether by the Trust. If the Ether Trading Counterparty fails to deliver the ether to the Ether Custodian, no cash is sent from the Cash Custodian to the Ether Trading Counterparty, no Shares are transferred to the Authorized Participant’s DTC account, the cash is returned to the Authorized Participant, and the Purchase Order is cancelled.

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts ether purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Purchase Order Date, the Trust enters into a transaction to buy ether through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Purchase Order Date for the purchase of ether in connection with the Purchase Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Purchase Order on the Purchase Order Date. The extension of Trade Credits on the Purchase Order Date allows the Trust to purchase ether through the Prime Execution Agent on the Purchase Order Date, with such ether being deposited in the Trust’s Trading Balance. On the day following the Purchase Order Date, the Purchase Order Settlement Date, the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Purchase Order Settlement Date for a Purchase Order utilizing the Agent Execution Model, the ether associated with the Purchase Order and purchased on the Purchase Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust Ether Account with the Ether Custodian pursuant to a regular end-of-day sweep process. Transfers of ether into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust Ether Account are “on-chain” transactions represented on the Ethereum blockchain. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of ether calculated by the Administrator for daily valuation using the Pricing Index and the price at which the Trust acquires the ether are borne solely by the Authorized Participant to the extent that the Trust pays more for ether than the price used by the Trust for daily valuation. Any such additional cash amount is included in the amount of cash calculated by the Administrator on the Purchase Order Date, communicated to the Authorized Participant on the Purchase Order Date, and wired by the Authorized Participant to the Cash Custodian on the Settlement Date.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

•
the Purchase Order is not in proper form;
•
it would not be in the best interest of the Shareholders;
•
the acceptance of the Purchase Order would have adverse tax consequences to the Trust or its Shareholders;
•
the acceptance or receipt of which would, in the opinion of counsel to the Sponsor, be unlawful; or
•
circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, the Transfer Agent, the Cash Custodian or the Ether Custodian make it, for all practical purposes, not feasible to process Baskets

(including if the Sponsor determines that the investments available to the Trust at that time would not enable it to meet its investment objective).

None of the Sponsor, the Marketing Agent, the Cash Custodian or the Ether Custodian is liable for the rejection of any Purchase Order.

Redemption Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent through the Marketing Agent to redeem one or more Baskets (a “Redemption Order”). Redemption Orders must be placed by 2:00 p.m. ET (the “Redemption Order Cut-Off Time”), which may be modified by the Sponsor in its sole discretion. A Redemption Order is effective on the date it is accepted by the Transfer Agent (the “Redemption Order Date”). The redemption distribution from the Trust in exchange for a redemption of Shares consists of a movement of cash representing the Basket Amount of ether, less any trading expenses incurred by the Trust in liquidating the ether, to the redeeming Authorized Participant or its designee.

Under the Trust-Directed Trade Model, the procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets under the Trust-Directed Trade Model with an additional safeguard on ether being removed from the Trust Ether Account, which would not occur until cash has been received by the Cash Custodian in an amount equal to the Basket Amount of ether multiplied by the price at which the Trust agrees with the Ether Trading Counterparty to sell the ether on the Redemption Order Date. When seeking to sell ether on behalf of the Trust, the Sponsor seeks to sell ether at a price as close to the Pricing Index as practical. Once the trade has been agreed upon with an Ether Trading Counterparty, the transaction generally occurs on an “over-the-counter” basis. Transfers of ether from the Trust Ether Account to the Ether Trading Counterparty are “on-chain” transactions represented on the Ethereum blockchain. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day ET on the business day following the Redemption Order Date (the “Redemption Order Settlement Date”). The Ether Custodian would not send the Basket Amount of ether from the Trust Ether Account to the Ether Trading Counterparty until the Cash Custodian has received the cash from the Ether Trading Counterparty and is instructed by the Sponsor to make such transfer. Once the Ether Trading Counterparty has sent the cash to the Cash Custodian in an agreed-upon amount to settle the agreed upon sale of the Basket Amount of ether, the Transfer Agent would notify the Sponsor. The Sponsor would then notify the Ether Custodian to transfer the ether to the Ether Trading Counterparty, and the Transfer Agent would facilitate the redemption of Shares in exchange for cash. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian would wire the requisite amount of cash to the Authorized Participant. Transfers of ether from the Trust Ether Account to the Ether Trading Counterparty are “on-chain” transactions represented on the Ethereum blockchain. In the event that by the end of the day on the Redemption Order Settlement Date, the Trust’s account at DTC shall not have been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such Redemption Order the Transfer Agent shall send to the Authorized Participant, the Sponsor and the Ether Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two (2) business days following receipt of such notice to correct such failure. If such failure is not cured within such two (2) business day period, the Transfer Agent (in consultation with the Sponsor) would cancel such Redemption Order and would send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Ether Custodian, and the Authorized Participant would be solely responsible for all costs incurred by the Trust, the Transfer Agent, the Sponsor or the Ether Custodian related to the cancelled Redemption Order.

For a redemption of Baskets utilizing the Agent Execution Model, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time may be as early as 5:00 p.m. ET on the business day prior to Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the Ether Custodian to prepare to transfer the ether associated with the Redemption Order from the Trust Ether Account with the Ether Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts ether sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with ether on the evening of the Redemption Order Date at the time of the intended execution of the sale of ether in connection with the Redemption Order because such ether is still in the Trust Ether Account at the Ether Custodian. In those circumstances the Trust may borrow

Trade Credits in the form of ether from the Trade Credit Lender, which allows the Trust to sell ether through the Prime Execution Agent on the evening Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of ether from the Trust Ether Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the ether that is moved from the Trust Ether Account with the Ether Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of ether from the Trust Ether Account to the Trust’s Trading Balance are “on-chain” transactions represented on the Ethereum blockchain.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of purchase or redemption or may postpone the Redemption Order Settlement Date, for (i) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (ii) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, internet, or Ethereum network outage, or similar event), or (iii) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions (e.g., because of a market disruption event), it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the Ether Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any Redemption Order (i) the Sponsor determines not to be in proper form, (ii) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (iii) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Ether Custodian make it for all practical purposes not feasible for the Shares to be delivered under the Redemption Order. The Sponsor may also reject a Redemption Order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e., ten Baskets) or less.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with the number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Basket it does create.

Authorized Participants that do offer to the public Shares from the Basket they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of ether or other portfolio investments. Baskets are generally expected to be redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits of cash with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of ether.

Additional Information on Ether and the Ether Market

Ether and the Ethereum network

Ether is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum network, a network of computers, known as nodes, that operates on cryptographic computer-code based logic, called a protocol. No single entity owns or operates the Ethereum network, the infrastructure of which is collectively maintained by a distributed user base, a phenomenon known as decentralization. Ether is not issued by governments, banks or any other centralized authority. The Ethereum network allows people to exchange tokens of value, called ether, which are recorded on a public transaction ledger known as the Ethereum blockchain. Ether can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset exchanges or in individual end-user-to-end-user transactions under a barter system.

The Ethereum network allows users to write and implement computer programs called smart contracts - that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ether on the Ethereum network. Smart contract operations are executed on the Ethereum blockchain in exchange for payment of ether. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Ethereum network is commonly understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of ether. Rather, following the initial distribution of ether, ether is created, burned and allocated by the Ethereum network protocol through a process that is currently subject to an issuance and burn rate as further described under “Limits on ether supply” below. The value of ether is determined by the supply of and demand for ether on the digital asset exchanges or in private end-user-to-end-user transactions. There is no hard cap which would limit the number of outstanding ether at any one time to a predetermined maximum.

New ether is created and rewarded to the validators of a block in the Ethereum blockchain for verifying transactions. The Ethereum blockchain is effectively a decentralized database that includes all blocks that have been validated and it is updated to include new blocks as they are validated. Each ether transaction is broadcast to the Ethereum network and, when included in a block, recorded in the Ethereum blockchain. As each new block records outstanding ether transactions, and outstanding transactions are settled and validated through such recording, the Ethereum blockchain represents a complete, transparent and unbroken history of all transactions of the Ethereum network. For further details, see “Creation of New Ether.”

Among other things, ether is used to pay for transaction fees and computational services (i.e., smart contracts) on the Ethereum network; users of the Ethereum network pay for the computational power of the machines executing the requested operations with ether. Requiring payment in ether on the Ethereum network incentivizes developers to write quality applications and increases the efficiency of the Ethereum network because wasteful code costs more. It also ensures that the Ethereum network remains economically viable by compensating people for their contributed computational resources.

Assets in the Ethereum network are held in accounts. Each account, or “wallet,” is made up of at least two components: a public address and a private key. An Ethereum private key controls the transfer or “spending” of ether from its associated public ether address. An ether “wallet” is a collection of public Ethereum addresses and their associated private key(s). This design allows only the owner of ether to send ether, the intended recipient of ether to unlock it, and the validation of the transaction and ownership to be verified by any third party anywhere in the world.

For certain transactions, fees need to be paid in ether to validators in order to facilitate transactions and execute smart contracts. EIP-1559 simplified the transaction fee process. Instead of performing complex calculations to estimate the fee that is charged (“gas”), users instead pay an algorithmically determined transaction fee set by the protocol itself. Gas price is often a small fraction of ether, which is denoted in the unit of Gwei (10^9 Gwei = 1 ether). Gas is essential in sustaining the Ethereum network. It motivates validators to process and verify transactions for a monetary reward. Gas price fluctuates with supply. Gas has another important function in preventing unintentional waste of energy. Because the coding language for Ethereum is Turing-complete, there is a possibility of a program running indefinitely, and a transaction can be left consuming a lot of energy. A gas limit is imposed as the maximum price users are willing to pay to facilitate transactions. When gas runs out, the program will be terminated, and no additional energy would be used.

The Ethereum network has been implementing software upgrades and other changes to its protocol, including the adoption of network upgrades collectively referred to as Serenity, or Ethereum 2.0. Ethereum 2.0 aimed to improve the network’s speed, scalability, efficiency, security, accessibility, and transaction throughput in part by reducing its energy footprint and decreasing transaction times for the network. As part of Ethereum 2.0, in mid-September 2022, a shift from the proof-of-work to the proof-of-stake model occurred. Ethereum 2.0 also encompassed the addition of other new features, such as “sharding.” Sharding is a multi-phase upgrade to improve Ethereum’s scalability and capacity. Shard chains spread the network’s load across numerous new chains splitting the data processing responsibility among many nodes and allowing for parallel processing and validation of transactions. Sharding makes it easier to run a node by keeping hardware requirements low.

In March 2024, Ethereum executed the “Dencun” upgrade, also referred to as “Deneb-Cancun.” This upgrade introduced proto-danksharding (EIP-4844), a feature designed to reduce transaction fees on Layer 2 networks by enabling the inclusion of “blobs” of data in Ethereum blocks. These blobs facilitate more efficient data processing, thereby enhancing the network’s scalability and lowering costs for decentralized applications (“DApps”) and users. As of December 2024, Ethereum has been implementing the proto-danksharding toward full danksharding, aiming to make transactions on Layer 2 as cost-effective as possible. Another update, named Pectra, is expected to be implemented in 2025, which aims to boost both the security and functionality of Ethereum wallets.

History of Ethereum

The Ethereum network was originally described in a 2013 white paper by Vitalik Buterin, a programmer involved with bitcoin, with the goal of creating a peer-to-peer, open-source network enabling users to create so-called decentralized applications powered by smart contracts, which are general-purpose code that executes on the Ethereum network. By combining the Ethereum blockchain with a flexible scripting language that is designed to be capable of implementing sophisticated logic and execute a wide variety of instructions, the Ethereum network was designed to act as a programmable infrastructure layer that would enable users to create their own rules for ownership, transaction formats and state transition functions that they could build into custom software programs of their own creation. The formal development of the Ethereum network began through a Swiss firm called Ethereum Switzerland GmbH (“EthSuisse”) in conjunction with several other entities. Subsequently, the Ethereum Foundation, a Swiss non-profit organization, was set up to oversee the protocol’s development. The Ethereum network went live on July 30, 2015. Decentralized applications may be controlled by a single user or small group. See the section entitled “Risks Associated with Digital Assets” under Item 1A – Risk Factors of this Annual Report for more details. Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Ether is the digital asset that powers the Ethereum network and serves as the network’s native unit of account used to pay transaction fees to the protocol itself and to validators. Unlike other digital assets, such as bitcoin, which are solely created through a progressive mining process, 72.0 million ether were created in connection with the launch of the Ethereum network. For additional information on the initial distribution, see the section entitled “Creation of New Ether” under Item 1 – Business of this Annual Report. Coinciding with the network launch, it was decided that EthSuisse would be dissolved, designating the Ethereum Foundation as the sole organization dedicated to protocol development.

Smart Contracts and Development on the Ethereum Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets, among other actions.

Development on the Ethereum network involves building more complex tools on top of smart contracts, such as DApps; organizations that are autonomous, known as decentralized autonomous organizations (“The DAOs”); and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charities satisfy certain pre-defined conditions.

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2024, Ethereum continues to serve as the primary platform for the issuance of digital assets not functioning as native tokens on their own blockchains, with such assets representing approximately 13.1% of the total market value of all digital assets.

The Ethereum network has also been used for DeFi or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. Over the course of 2024, between approximately $30 billion and $78 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum network.

In addition, the Ethereum network and other smart contract platforms have been used for creating non-fungible tokens (“NFTs”). Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution. Instead, NFTs allow for digital ownership of assets that convey certain rights to other digital or real world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Ethereum network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFTs in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

The DAO and Ethereum Classic

In July 2016, the Ethereum network experienced what is referred to as a permanent hard fork that resulted in two different versions of its blockchain: Ethereum and Ethereum Classic.

In April 2016, a blockchain solutions company known as Slock.it announced the launch of The DAO on the Ethereum network. The DAO was designed as a decentralized crowdfunding model, in which anyone could contribute ether tokens to The DAO in order to become a voting member and equity stakeholder in the organization. Members of The DAO could then make proposals about different projects to pursue and put them to a vote. By committing to profitable projects, members would be rewarded based on the terms of a smart contract and their proportional interest in The DAO. As of May 27, 2016, $150 million, or approximately 14% of all ether outstanding, was contributed to, and invested in, The DAO.

On June 17, 2016, an anonymous hacker exploited The DAO’s smart contract code to syphon approximately $60 million, or 3.6 million ether, into a segregated account. Upon the news of the breach, the price of ether was quickly cut in half as investors liquidated their holdings and members of the Ethereum community worked to determine a solution. In the days that followed, several attempts were made to retrieve the stolen funds and secure the Ethereum network. However, it soon became apparent that direct interference with the protocol (i.e., a hard fork) would be necessary. The argument for the hard fork was that it would create an entirely new version of the Ethereum blockchain, erasing any record of the theft, and restoring the stolen funds to their original owners. The counterargument was that it would be antithetical to the core principle of immutability of the Ethereum blockchain.

The decision over whether or not to hard fork the Ethereum blockchain was put to a vote of Ethereum community members. A majority of votes were cast in favor of a hard fork. On July 15, 2016, a hard fork specification was implemented by the Ethereum Foundation. On July 20, 2016, the Ethereum network completed the hard fork, and a new version of the blockchain, without recognition of the theft, was born.

Many believed that after the hard fork the original version of the Ethereum blockchain would dissipate entirely. However, a group of validators continued to mine the original Ethereum blockchain for philosophical and economic reasons. On July 20, 2016, the original Ethereum protocol was rebranded as Ethereum Classic, and its native token as ether classic ("ETC"), preserving the untampered transaction history (including The DAO theft). Following the hard fork of Ethereum, each holder of ether automatically received an equivalent number of ETC tokens.

Overview of the Ethereum Network’s Operations

In order to own, transfer or use ether directly on the Ethereum network on a peer-to-peer basis (as opposed to through an intermediary, such as a custodian or centralized exchange), a person generally must have internet access to connect to the Ethereum network. Ether transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ether, a user must notify the Ethereum network of the transaction by broadcasting the transaction data to its network peers. The Ethereum network provides confirmation against double-spending by memorializing every peer-to-peer transaction in the Ethereum blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending of peer-to-peer transactions is accomplished through the Ethereum network validation process, which adds “blocks” of data, including recent transaction information, to the Ethereum blockchain.

Summary of an Ether Transaction

A “transaction request” refers to a request to the Ethereum network made by a user, in which the requesting user (the “sender”) asks the Ethereum network to send some ether or execute some code. A “transaction” refers to a fulfilled transaction request and the associated change in the Ethereum network’s state. An Ethereum Client is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A node is a computer or other device, such as a mobile phone, running an individual Ethereum Client that is connected to other computers also running their own Ethereum Clients, which collectively form the Ethereum network. Nodes can be full nodes (meaning they host a local copy of the entire Ethereum blockchain) or light nodes, which only host a local copy of a sub-portion of the full Ethereum blockchain with reduced data. Nodes may (but do not have to) be validators, which requires them to download an additional piece of software in the node’s Ethereum Client and stake a certain amount of ether, which is discussed below.

Any user can broadcast a transaction request to the Ethereum network from a node located on the network. A user can run its own node, or it can connect to a node operated by others. For the transaction request to actually result in a change to the current state of the Ethereum network, it must be validated, executed, and “committed to the network” by another node (specifically, a validator node). Execution of the transaction request by the validator results in a change to the state of the Ethereum network once the transaction is broadcast to all other nodes across the Ethereum network. Transactions can include, for example, sending ether from one account to another, as discussed below; publishing a new smart contract onto the Ethereum network; or activating and executing the code of an existing smart contract, in accordance with the terms and conditions specified in the sender’s transaction request.

The Ethereum blockchain can be thought of as a ledger recording a history of transactions and the balances associated with individual accounts, each of which has an address on the Ethereum network. An Ethereum network account can be used to store ether. There are two types of Ethereum accounts: “externally owned accounts,” which are controlled by a private key, and “smart contract accounts,” which are controlled by their own code. Externally owned accounts are controlled by users, do not contain executable code, and are associated with a unique “public key” and “private key” pair, commonly referred to as a “wallet,” with the private key being used to execute transactions. Smart contract accounts contain, and are controlled by, their own executable code: every time the smart contract account receives a transaction from, or is “called” by, another user, the smart contract account’s code activates, allowing it to read and write to internal storage, send ether, or perform other operations. Both externally owned accounts and smart contract accounts can be used to send, hold, or receive ether, and both can interact with other smart contracts. However, only externally owned accounts have the power to initiate transactions; smart contract accounts can only send transactions of their own after they are first activated or called by another transaction. An externally owned account is associated with both a public address on the Ethereum network and a private key, while a smart contract account is only associated with a public address. While a smart contract account does not use a private key to authorize transactions, including transfers of ether, the developer of a smart contract may hold an “admin key” to the smart contract account, or have special access privileges, allowing the developer to make changes to the smart contract, enable or disable features on the smart contract, or change how the smart contract receives external inputs and data, among others.

Accounts depend on nodes to access the peer-to-peer Ethereum network. Through the node’s Ethereum Client, a user’s Ethereum wallet and its associated Ethereum network address enable the user to connect to the Ethereum network and transfer ether to, and receive ether from, other users, and interact with smart contracts, on a peer-to-peer basis. A user with an externally owned account can either run its own node (and its own Ethereum Client) and connect that node to its Ethereum wallet, allowing it to make transactions from its Ethereum wallet on the Ethereum network, or a user’s wallet can connect to third-party nodes operated as a service (e.g., Infura) and access the Ethereum network that way. Multiple accounts can access the Ethereum network through one node.

Each user’s Ethereum wallet is associated with a unique “public key” and “private key” pair. To receive ether in a peer-to-peer transaction, the ether recipient must provide its public key to the sender. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The sender approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from which the sender is transferring the ether. The recipient, however, does not make public or provide to the sender the recipient’s related private key, only its public key.

Neither the recipient nor the sender reveals its private keys in a peer-to-peer transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses its private key, the user may permanently lose access to the ether contained in the associated address. Likewise, ether is irretrievably lost if the private key associated with it is deleted and no backup has been made. When sending ether, a user’s Ethereum wallet must sign the transaction with the sender’s associated private key. In addition, since every computation on the Ethereum network requires processing power, there is a mandatory transaction fee involved with the transfer that is paid by the sender to the Ethereum network itself (“base fee”), plus additional transaction fees the sender can elect (or not) to pay at their discretion to the validators who validate their transaction (“tip”). The resulting digitally signed transaction is sent by the user’s Ethereum wallet, via a node (whether run by the user or operated by others), to other Ethereum network nodes, who in turn broadcast it on a peer-to-peer basis to validators to allow transaction confirmation.

Ethereum network validators record and confirm transactions when they validate and add blocks of information to the Ethereum blockchain. Validators operate through nodes whose Ethereum Clients have an extra piece of software that permits the node to perform validation transactions. In a proof-of-stake consensus protocol like that used by the Ethereum network, validators compete to be randomly selected to validate transactions. A validator must stake 32 ether to become a validator, which allows it to activate a unique validator key pair (consisting of a public and private validator key). Each stake of 32 ether results in issuance of a validator key pair, meaning that multiple validators can operate through a single validator node (including a validator node operated by a third party as a service). There are two types of validators, those who propose blocks (“proposers”) and those who participate in a committee that approves the block (“attesters”). Staking more ether (in chunks of 32 ether) can increase the numerical chances that a given validator will be randomly selected. When a validator is randomly selected by the protocol’s algorithm to propose a block, it creates that block, which includes data relating to (i) the verification of newly submitted transaction requests submitted by senders and (ii) a reference to the prior block in the Ethereum blockchain to which the new block is being added. The proposing validator becomes aware of outstanding transaction requests through peer-to-peer data packet transmission and distribution enforced by the Ethereum protocol rules, which connects the proposer to users who want transactions recorded. If—once created—the proposing validator’s block is confirmed by a committee of randomly selected attesters, the block is broadcast to the Ethereum network and added to the Ethereum blockchain. Any smart contract code that has been called by the transaction request is also executed (provided the base fee is paid for the Ethereum network’s computational power associated with executing the code, and up to the amount of the base fee). Upon the addition of a block included in the Ethereum blockchain, an adjustment to the ether balance in both the sender and recipient’s Ethereum network public key will occur, completing the ether transaction. Once a transaction is confirmed on the Ethereum blockchain, it is irreversible.

As a reward for their services in adding the block to the Blockchain, both the proposing validator and the attesting validators receive newly minted ether from the Ethereum network. If the proposing validator’s block is determined by the approving validator committee to be faulty or to break protocol rules, the proposer is penalized by having its staked ether reduced. Validators can also be penalized for attesting to transactions that break protocol rules or are inconsistent with the majority of other validators, or for inactivity or missing attestations that the Ethereum network protocol assigned to them. In extreme cases, a proposing or attesting validator can be “slashed,” meaning forcibly ejected by other validators, with its staked ether continuously drained, potentially up to the loss of its entire stake. In this way, the Ethereum network attempts to reduce double-spend and other attacks by validators and incentivize validator integrity.

Some ether transactions are conducted “off-blockchain” and are therefore not recorded in the Ethereum blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ether or the reallocation of ownership of certain ether in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset exchange. If a transaction can also take place through a centralized digital asset exchange or a custodian’s internal books and records, it is not broadcast to the Ethereum network or recorded on the Ethereum blockchain. In contrast to on-blockchain transactions, which are publicly recorded on the Ethereum blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not peer-to-peer ether transactions in that they do not involve a transaction on the Ethereum network and do not reflect a movement of ether between addresses recorded in the Ethereum blockchain. For these reasons, off-blockchain transactions are not immutable or irreversible as any such transfer of ether ownership is not cryptographically protected by the protocol behind the Ethereum network or recorded in, and validated through, the blockchain mechanism.

Ether has generally exhibited high price volatility relative to more traditional asset classes. One volatility measure, standard deviation, is based on the variability of historical price returns. A higher standard deviation indicates a wider dispersion of past price returns and thus greater historical volatility. The table below provides information regarding the price return of ether and its volatility from December 31, 2021 to December 31, 2024. Standard deviation is annualized.

Asset	Mean (Absolute) (2)	Minimum	Maximum	Mean (3)	Standard Deviation (4)
Ether (1)	2.44%	-18.14%	20.37%	0.05%	67.15%

(1)
Reflects daily price returns determined under the Sponsor’s valuation policy for the period from 4:00 p.m. ET on December 31, 2021, through 4:00 p.m. ET on December 31, 2024.
(2)
Mean (Absolute) is the average absolute price return computed by taking the average of daily (4:00 p.m. ET to 4:00 p.m. ET) absolute price returns of an asset.
(3)
Mean is the average price return computed by taking the average of daily (4:00 p.m. ET to 4:00 p.m. ET) price returns of an asset.
(4)
Standard Deviation is the annualized price return volatility computed by taking the standard deviation of daily (4:00 p.m. ET to 4:00 p.m. ET) price returns for an asset and annualizing it using a 365-day factor.

Ethereum Markets and Exchanges

Ether can be transferred in direct peer-to-peer transactions through the direct sending of ether over the Ethereum blockchain from one ether address to another. Among end-users, ether can be used to pay other members of the Ethereum network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Ethereum blockchain or through third-party service providers.

In addition to using ether to engage in transactions, investors may purchase and sell ether to speculate as to the value of ether in the ether market, or as a long-term investment to diversify their portfolio. The value of ether within the market is determined, in part, by the supply of and demand for ether in the global ether market, market expectations for the adoption of ether as a store of value, the number of merchants that accept ether as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Ether spot markets typically permit investors to open accounts with the market and then purchase and sell ether via websites or through mobile applications. Prices for trades on ether spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into its account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with an ether market and trading ether is different from, and should not be confused with, the process of users sending ether from one ether address to another ether address on the Ethereum blockchain. This latter process is an activity that occurs on the Ethereum network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of ether in its internal books and records, rather than on the Ethereum blockchain. The spot market ordinarily does not transfer ether to the investor on the Ethereum blockchain unless the investor makes a request to the exchange to withdraw the ether in its exchange account to an off-exchange ether wallet.

Outside of the spot markets, ether can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for ether, investment managers, proprietary trading firms, high-net-worth individuals that trade ether on a proprietary basis, entities with sizeable ether holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of ether. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will then initiate the transaction. For example, a seller of ether could initiate the transaction by sending the ether to the buyer’s ether address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on ether spot markets.

In addition, ether futures and options trading occur on exchanges in the United States regulated by the U.S. Commodity Futures Trading Commission (“CFTC”). The market for CFTC-regulated trading of ether derivatives has developed substantially. In 2024, regulated ether futures represented a total value of approximately $256 billion traded between Ether and Micro Ether futures in notional trading volume on Chicago Mercantile Exchange (“CME”). Through the common membership of the Exchange and the CME Ethereum Futures market in the Intermarket Surveillance Group (the “ISG”), the Exchange may obtain information regarding trading in the Shares and listed ether derivatives from the CME Ethereum Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Ethereum Futures market allows for the surveillance of ether futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between the Exchange and the CME Ethereum Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of the Exchange’s rules and the applicable federal securities laws and rules. The Exchange has also implemented surveillance procedures to monitor the trading of the Shares on the Exchange during all trading sessions and to deter and detect violations of Exchange rules and the applicable federal securities laws.

As discussed in more detail below, barring the liquidation of the Trust or extraordinary circumstances, the Trust will not directly purchase or sell ether, although the Sponsor may direct the Ether Custodian to sell ether to pay certain expenses. Instead, Authorized Participants will deliver ether to the Trust’s account with the Ether Custodian in exchange for Shares of the Trust, and the Trust, through the Ether Custodian, will deliver ether to Authorized Participants when those Authorized Participants redeem Shares.

Creation of New Ether

Unlike other digital assets, such as bitcoin, which are solely created through a progressive mining process, 72.0 million ether were created in connection with the launch of the Ethereum network. The initial 72.0 million ether were distributed as follows:

Initial Distribution: 60.0 million ether, or 83.33% of the supply, was sold to the public in a crowd sale conducted between July and August 2014 that raised approximately $18 million.

Ethereum Foundation: 6.0 million ether, or 8.33% of the supply, was distributed to the Ethereum Foundation for operational costs.

Ethereum Developers: 3.0 million ether, or 4.17% of the supply, was distributed to developers who contributed to the Ethereum network.

Developer Purchase Program: 3.0 million ether, or 4.17% of the supply, was distributed to members of the Ethereum Foundation to purchase at the initial crowd sale price.

Following the launch of the Ethereum network, ether supply initially increased through a progressive validation process. Following the introduction of EIP-1559, described below, ether supply and issuance rates vary based on factors such as recent use of the network.

Proof-of-Work Validation Process

Prior to September 2022, Ethereum operated using a proof-of-work consensus mechanism. Under proof-of-work, in order to incentivize those who incurred the computational costs of securing the network by validating transactions, there was a reward given to the computer (under proof-of-work, validators were known as “miners”) that was able to create the latest block on the chain. Every 12 seconds, on average, a new block was added to the Ethereum blockchain with the latest transactions processed by the network, and the miner that generated this block was awarded a variable amount of ether, depending on use of the network at the time. In certain validation scenarios, ether was sometimes sent from one miner to another if it was also able to find a solution but its block was not included. This is referred to as an “uncle/aunt reward.” Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) was guaranteed to be random. Prior to the Merge upgrade in 2022, described below, miners on the Ethereum network engaged in a set of prescribed complex mathematical calculations in order to add a block to the Ethereum blockchain and thereby confirm ether transactions included in that block’s data.

Proof-of-Stake Process

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022, and the Ethereum network has operated on a proof-of-stake model since such time.

Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is believed by some to be more energy efficient and scalable than proof-of-work. Approximately every 12 seconds, a new block is added to the Ethereum blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded ether.

Limits on Ether Supply

The rate at which new ether are issued and put into circulation is expected to vary. In September 2022 the Ethereum network converted from proof-of-work to a new proof-of-stake consensus mechanism. Immediately following the Merge, approximately 1,700 ether were issued per day, though the issuance rate now varies based on the number of validators on the network. In addition, the issuance of new ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ether are removed from supply at a rate that varies with network usage. See “Modifications to the Ethereum Protocol.” On many occasions, the ether supply has been deflationary over 24-hour periods as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new ether issuances and may turn the ether supply deflationary over the long term.

As of December 31, 2024, approximately 120.47 million ether were outstanding.

Modifications to the Ethereum Protocol

The Ethereum network is an open-source project with no official developer or group of developers that controls it. However, historically the Ethereum network’s development has been overseen by the Ethereum Foundation and other core developers. The Ethereum Foundation and core developers are able to access and alter the Ethereum network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum network’s source code. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. Nodes must accept any changes made to the Ethereum source code by choosing to download the proposed modification of the Ethereum network’s source code in their individual Ethereum Client, and ultimately a critical mass (in practice, a substantial majority) of validators and users—such as DApp and smart contract developers, as well as users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network—must support the shift, or the upgrades will lack adoption. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. If a modification is accepted only by a percentage of nodes, a division in the Ethereum network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See the section entitled “Risks Associated with Ether and the Ethereum Network” under Item 1A – Risk Factors of this Annual Report for more details. A temporary or permanent “fork” of the Ethereum blockchain could adversely affect the value of the Shares. Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum network only if accepted by a sufficiently broad cross-section of the Ethereum network’s participants.

For example, in 2019 the Ethereum network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purposes of Byzantium were to increase the network’s privacy, security, and scalability and to reduce the block reward for validators (at that time, validators on the proof-of-work consensus version of Ethereum were known as “miners”) who created new blocks in proof-of-work consensus from 5.0 ether to 3.0 ether. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial-of-service attacks, to enable greater ether and Zcash interoperability as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purposes of these upgrades were to prepare the Ethereum network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 ether to 2.0 ether.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to include proof-of-stake and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others).

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next-generation uses. To address scaling issues such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand, the Ethereum community has shifted its strategy from traditional sharding to a rollup-centric roadmap. Initially, sharding was proposed to increase Ethereum’s of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. This approach aimed to enable parallel processing and validation of transactions. However, with the rapid advancement of Layer 2 scalability solutions, which process transactions off-chain and submit bundled data to the main Ethereum network, the focus has transitioned to enhancing these rollups. The launch of proto-danksharding (EIP-4844) in the “Dencun” upgrade in March 2024 introduces “blob-carrying transactions,” allowing rollups to add data blobs to blocks at a lower cost. These blobs are not accessible to the Ethereum Virtual Machine (EVM) and are automatically deleted after a set period, reducing long-term storage requirements.

Layer 2 solutions aim to increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. Key Layer 2 implementations include “rollups,” which execute transactions outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels,” which are designed to allow participants to run a large number of transactions on the

Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with similar capabilities similar to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

Apart from solutions designed to address scalability challenges, there have been other upgrades as well. In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to validators. EIP-1559 resulted in the splitting of fees into two components: a base fee and tip. Ether used to pay the base fee as a result of EIP-1559 is removed from circulation, or “burnt,” and the tip is paid to validators. EIP-1559 has reduced the total net issuance of ether fees to validators. Future updates may impact the supply of or demand for ether or its price.

The Trust’s activities will not directly relate to scalability or upgrade projects, though such projects may potentially increase demand for ether and the utility of the Ethereum network as a whole. Conversely, if they are unsuccessful or they cause users or application or smart contract developers to migrate away from the Ethereum blockchain, demand for ether could potentially be reduced. Also, projects that operate and are built within the Layer 1 Ethereum blockchain and network may increase the data flow on the Ethereum network and could either “bloat” the size of the Ethereum blockchain or slow confirmation times.

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum network is currently vulnerable to a “>50% attack” whereby, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the Ethereum blockchain. See the risk factor entitled “If a malicious actor or botnet obtains control of more than 50% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such an actor or botnet could manipulate the Ethereum blockchain, potentially adversely affecting the value of the Shares or the ability of the Trust to operate” for more details. As of the date of this Annual Report, the top three largest staking pools controlled approximately 44% of the ether staked on the Ethereum network.

Many digital asset networks have been subjected to a number of denial-of-service attacks, which has led to temporary delays in block creation and in the transfer of Ethereum. Any similar attacks on the Ethereum network that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of the Shares.

Competition

As of December 31, 2024, more than over 10,000 cryptocurrencies, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While ether has enjoyed some success in its limited history, the aggregate value of outstanding ether is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ether was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum.

Central banks in various countries are actively developing Central Bank Digital Currency (the “CBDC”). As of December 31, 2024, central banks representing at least 134 countries have published work on retail or wholesale CBDCs, ranging from initial research to advanced pilot projects. Whether or not CBDCs incorporate blockchain or similar technologies, they hold certain competitive advantages over cryptocurrencies like ether, particularly because they are legal tender within their issuing jurisdictions. CBDCs could potentially replace or compete with ether as a medium of exchange or store of value. Central banks and other governmental entities have also launched cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technologies to reduce friction in cross-border and interbank payments and settlement processes, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. These efforts aim to reduce friction and improve efficiency in financial transactions, which could lessen demand for ether as an alternative payment method.

Regulation of Ether

As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency ("OCC"), CFTC, FINRA, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution regulators and others) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or have custody digital assets for users. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

The events of 2022 and 2023, among others, including the bankruptcy filings of Genesis Global, FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Bankrupt crypto platforms like FTX and Genesis Global have adopted differing approaches to repaying customers with FTX compensating customers in cash based on asset values at the time of its bankruptcy filing, while Genesis repaying in cryptocurrency, allowing customers to benefit from subsequent market rallies. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, have continued to influence regulatory discourse. In January 2024, the SEC and CFTC jointly released guidance on custodial practices and risk management for firms holding crypto assets, highlighting ongoing concerns regarding asset segregation and operational transparency. In August 2024, the Federal Reserve announced increased oversight of banks engaging in digital asset-related activities through its Novel Activities Supervision Program. Although banking organizations are not prohibited from crypto-asset related activities, the federal banking agencies have reiterated their significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning digital assets, including ether and digital asset markets. In 2023, the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. In 2024, the U.S. Congress and various federal agencies continued to intensify their oversight. The introduction of the Financial Innovation and Technology for the 21st Century Act ("Fit21") aimed to establish a comprehensive framework to regulate digital assets by delineating jurisdiction between the SEC and the CFTC. Additionally, the Digital Asset Anti-Money Laundering Act of 2023, championed by Senator Elizabeth Warren, proposed stricter anti-money laundering rules for digital asset service providers, highlighting concerns over illicit activities in the crypto sector. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult.

In August 2021, Gary Gensler, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. In July 2024, the SEC approved the listing of multiple spot Ether exchange-traded products, including ETHW, following the chair’s announcement of the SEC’s approval of multiple spot Bitcoin exchange-traded products in January 2024. Despite this progress, the SEC has regularly stated that certain digital assets may be considered “securities” under federal securities laws, and this classification can have significant implications for digital assets, including ether. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions the Trust may draw regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Former SEC Director William Hinman stated in 2018 that ether, in its decentralized form at the time, did not meet these criteria; but former SEC Chairman Gary Gensler suggested that ether might be a security as recently as last year. None of these statements are comprehensive or binding, and the SEC continues to scrutinize aspects of the digital asset space, including ether.

Moreover, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. In April 2023, the SEC reopened the comment period of a January 2022 rule proposal that would amend Exchange Act Rule 3b-16, which defines “exchange” for the purposes of the Exchange Act. If adopted, the proposed rule change would broaden the definition of “exchange” to capture a larger amount of trading activity in the United States, including the activity of certain DeFi protocols that operate blockchain networks like Ethereum, and likely impose additional regulatory requirements with respect to such DeFi protocols, and such DeFi protocols may be unable to comply with such regulations.

The SEC and CFTC brought several enforcement actions in 2023 and 2024 against major crypto-asset exchanges and custodians, citing violations of registration requirements, improper asset segregation, and inadequate risk disclosures. In March 2023, the CFTC filed a lawsuit against Binance and its CEO, Changpeng Zhao, for knowingly disregarding provisions of the Commodity Exchange Act to profit from their operation of an illegal digital assets derivative exchange. Subsequently, in June 2023, the SEC filed lawsuits against Binance, alleging that sales of Binance’s own digital assets on its platform along with facilitating the sales of various other cryptocurrencies on its platform, constituted violations of securities laws. In February 2025, the SEC and Binance jointly requested a 60-day stay of the SEC's civil lawsuit to allow for potential resolution following the SEC's establishment of a Crypto Task Force. U.S. District Judge Amy Berman Jackson granted this request, pausing the lawsuit for 60 days.

In July 2023, Judge Analisa Torres of the U.S. District Court for the Southern District of New York issued a summary judgment on the SEC’s action against Ripple Labs, Inc. (“Ripple”) brought in 2020. The court found that offers and sales of XRP, Ripple’s digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto exchanges, distributions to employees, and other third-party developers were not securities transactions. The SEC filed a motion to certify an interlocutory appeal of the court’s summary judgment, which was denied by Judge Torres, stating that the SEC had not met the requisite legal standards for such an appeal at that stage. In August 2024, Judge Torres issued the final judgment in the Ripple case, concluding the prolonged legal battle. The court ordered Ripple to pay a civil penalty of $125 million for institutional sales of XRP that were deemed unregistered securities offerings the amount of which was significantly less than the $2 billion initially sought by the SEC. In October 2024, the SEC appealed the court’s decision, seeking a reassessment of the penalties imposed on Ripple, and submitted its brief by January 15, 2025. During a closed meeting held on February 20, 2025, the SEC Commissioners deliberated on the ongoing appeal. While the SEC has not publicly disclosed the outcome of this meeting, industry experts, including former SEC enforcement attorney John Reed Stark, have suggested that the SEC may consider withdrawing its appeal against Ripple.

Shortly thereafter the 2023 Binance case, the SEC brought a similar lawsuit against Coinbase in June 2023, alleging that Coinbase had been operating as an unregistered securities exchange, broker and clearing agency in violation of U.S. federal securities laws. In March 2024, the SEC received a mixed decision when Judge Katherine Polk Failla of the U.S. District Court for the Southern District of New York (“SDNY”) denied Coinbase’s motion to dismiss the case. Coinbase then sought to appeal the decision to the U.S. Court of Appeals for the Second Circuit in April 2024. On February 27, 2025, the SEC formally filed a joint stipulation with Coinbase to dismiss the ongoing civil enforcement action.

In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In response, Kraken filed a motion to dismiss the lawsuit, which was denied by U.S. District Judge William H. Orrick in August 2024. On March 3, 2025, Kraken announced that the SEC had agreed to dismisegulatory shis this lawsuit with prejudice, permanently closing the case without any admission of wrongdoing, financial penalties, or required modifications to Kraken’s business operations.

Recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. In addition to the recent developments abovementioned, the SEC: 1) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; and 2) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The CFTC has regulatory jurisdiction over the ether futures markets. In addition, because the CFTC has determined that ether is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for ether. The CFTC has pursued enforcement actions relating to fraud and manipulation involving ether and ether markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving ether that do not use collateral, leverage, or financing. On February 8, 2021, the CME, a designated contract market (“DCM”) registered with the CFTC, launched new contracts for ether futures products. DCMs are boards of trades (or exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the Commodity Exchange Act. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce their rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of ether futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; to monitor data from cash markets with respect to price settlements and other ether prices more broadly, and to identify anomalies and disproportionate moves in the cash markets compared to the futures markets; to engage in inquiries, including at the trade settlement level when necessary; and to agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency ("CVC") mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In November 2024, Larry Dean Harmon, the operator of the cryptocurrency mixer Helix, was sentenced to three years in prison for laundering bitcoin, processing over 354,000 bitcoins, primarily used by darknet drug markets. He was also ordered to forfeit over $400 million in assets. Additional regulatory action with respect to privacy-enhancing digital assets, including ether, is possible in the future differently, this may change in the future.

Various foreign jurisdictions have adopted and may continue in the near future to adopt laws, regulations or directives that affect a digital asset network, the digital asset markets, and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges.
•
South Korea amended its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. South Korea maintains a ban on initial coin offerings. In addition, South Korea has announced plans to regulate cross-border virtual asset transactions, including cryptocurrencies, starting in the second half of 2025. From that point, businesses involved in these activities will need to register with authorities and submit monthly transaction reports to the Bank of Korea.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or selling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. Following the Supreme Court’s decision, the Indian cryptocurrency market experienced significant growth. In December 2024, the Indian government proposed new legislation aimed at clamping down on unregulated lending, including activities conducted through digital platforms.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In June 2023, the Financial Services and Markets Bill 2022-23 officially became the Financial Services and Markets Act 2023, after completing all legislative stages in Parliament, introducing comprehensive reforms aimed at reshaping the UK’s financial regulatory framework post-Brexit, including the establishment of a regulatory framework to oversee cryptocurrencies.
•
The European Council of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was ratified by the European Parliament on April 20, 2023, and took effect in December 2024.
•
There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ether by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Ethereum ecosystem in the United States and globally, or otherwise negatively affect the value of ether held by the Trust.

Uncertainty about the jurisdiction over digital assets by federal and state authorities has resulted in calls for comprehensive digital asset legislation, and the expansion of the digital asset market, along with significant industry developments in recent years, has led to increased scrutiny by consecutive U.S. Presidents and the U.S. Congress. On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in

Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on fostering innovation, reducing regulatory burdens, and ensuring U.S. competitiveness in global digital financial markets. Traditional financial services competitors also have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the United States and internationally that are detrimental to digital asset platforms, potentially disrupting the Trust's business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by the Trust specifically. Any change in the classification of ether may require substantial compliance steps resulting in extraordinary expenses to the Trust. If these developments significantly alter the regulatory landscape, the Sponsor may choose to terminate the Trust, potentially leading to liquidation at a time that could be disadvantageous for Shareholders and adversely impact the value of the Shares.

Fees and Expenses

Management Fee

The Trust pays the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. For a 6-month period commencing on July 23, 2024, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and agreement between the Trust and the Sponsor (the “Sponsor Agreement"). After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily since January 23, 2025, and is payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the Pricing Index. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether is transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Index on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of ether to the Sponsor.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee in its sole discretion. To the extent not already disclosed in this Annual Report, the Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Sponsor Fee on the Trust’s website, in a prospectus supplement, through a Current Report on Form 8-K and/or in the Trust’s annual or quarterly reports.

Routine Operational, Administrative and Other Ordinary Expenses

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

Non‑Recurring Fees and Expenses

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Assets), any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

Selling Commission

Retail investors may buy and sell Shares in secondary market transactions through brokers. Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling Shares through a broker, most investors incur customary brokerage commissions and charges. Shareholders are encouraged to review the terms of their brokerage account for details on applicable charges.

Authorized Participants that do offer to the public Shares from the Basket they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of ether or other portfolio investments. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Basket.

Brokerage Commissions and Fees

The Trust pays all of the brokerage commissions, financing fees, Ethereum network fees and similar transaction fees in connection with the Trust’s ether trading activities.

Employees

The Trust has no employees.

Emerging Growth Company Status

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of the Trust's system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual revenues, (ii) it becoming a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that the Trust faces. Additional discussion of the risks summarized in this risk factor summary, and other risks that the Trust faces, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and its other filings with the SEC, before making an investment decision regarding the Shares. See the section entitled “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•
The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.
•
Many digital assets, including ether, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
•
The price of ether has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust.
•
Transition to proof-of-stake and ongoing scalability upgrades on the Ethereum network may impact Ether’s market value and the value of the Shares.
•
Fluctuations in Ether supply due to the Ethereum network’s proof-of-stake transition, fee-burning mechanisms, and other deflationary factors could impact the value of the Shares.
•
The Ethereum network faces significant scaling challenges and efforts to improve transaction speed and throughput may not be successful, which could adversely impact the adoption of Ether and the value of the Shares.
•
Smart contracts, including those relating to DApps, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of the Shares.
•
Reliance on Ethereum network validators and risks related to validator penalties, security vulnerabilities, and staking accessibility may adversely affect the Ethereum network’s stability, security, and the value of ether, which could adversely affect the value of the Shares.
•
If the Ethereum network is used to facilitate illicit activities, businesses that facilitate ether transactions could be at increased risk of criminal or civil liability, or of having services cut off, which could negatively affect the price of ether and the value of the Shares.
•
A temporary or permanent “fork” of the Ethereum blockchain could adversely affect the value of the Shares.
•
Shareholders may not receive the benefits of any forks or “airdrops.”
•
The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.
•
If a malicious actor or botnet obtains control of more than 50% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such an actor or botnet could manipulate the Ethereum blockchain, potentially adversely affecting the value of the Shares or the ability of the Trust to operate.

•
The digital asset trading platforms on which ether trades may be exposed to fraud and market manipulation, which could negatively impact the value of ether and the value of the Shares.
•
Decentralized governance of the Ethereum network and potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, could have a negative impact on the performance of the Trust.
•
New competing digital assets may pose a challenge to ether’s current market dominance, resulting in a reduction in demand for ether, which negatively impact its price and may have a negative impact on the performance of the Trust.
•
Competition from CBDCs and emerging payments initiatives involving financial institutions could adversely affect the value of ether and the value of an investment in the Shares.
•
The price of ether may be affected due to stablecoins (including Tether and USD Coin, or USDC), the activities of stablecoin issuers and their regulatory treatment.
•
The limited history and methodological risks of the Pricing Index, ERR, and CME Ether Real Time Price could cause inaccuracies in ether prices, potentially undermining investor confidence in the Trust’s ability to accurately track ether prices, which could negatively affect the value of an investment in the Shares.
•
Investing in ether through the Trust is speculative and involves a high degree of risk, including the potential loss of the entire investment.
•
Limited history and potential illiquidity in ether markets may exacerbate losses and increase variability between the Trust’s NAV and ether’s market price.
•
Buying and selling activity from Basket purchases and redemptions, along with potential suspension or rejection of purchase or redemption orders, may adversely affect the liquidity and the value of an investment in the Shares.
•
Shareholders do not have statutory shareholder rights, and amendments to the Trust Agreement or Sponsor Agreement may occur without shareholder consent, potentially imposing new fees or altering shareholder rights.
•
The Trust’s operations rely heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interests could adversely impact the Trust’s management and stability and the value of the Shares.
•
Security threats and cyber-attacks could result in the halting of Trust operations, a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.
•
The Trust’s operations and value of the Shares could be adversely affected by the reliance on the security, stability, and performance of service providers, which may be subject to operational failures, conflicts of interest, and regulatory actions, leading to potential losses of the Shareholders.
•
As ether and the digital asset ecosystem have expanded, they have attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact ether’s classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in extraordinary expenses, and substantially impact the value of the Shares.
•
DeFi protocols and digital assets used in DeFi protocols, including ether, which operate on smart contract platforms, pose heightened regulatory concerns even beyond those that face digital asset networks and digital assets generally.
•
Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of ether, its validating activity or the operation of its networks or the digital asset markets in a manner that adversely affects the value of the Shares.
•
The tax treatment of ether and transactions involving ether for U.S. federal income tax purposes may change.
•
A “fork” of the Ethereum blockchain or an airdrop could result in Shareholders incurring a tax liability.

•
Shareholders’ limited rights of legal recourse against the Trust, the Sponsor, Administrator, Transfer Agent, Cash Custodian, Prime Execution Agent and Ether Custodian and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person is liable.
•
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust, in the limited circumstances when the Trust utilizes the Agent Execution Model.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on the Trust's business or financial performance, which in turn can affect the price of the Shares. These are not the only risks the Trust faces. There may be other risks the Trust is not currently aware of or that the Trust currently deems not to be material but may become material in the future.

Risks Associated with Digital Assets

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ether. These drawdowns notwithstanding, digital asset prices, including ether, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices, including ether, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021, as well as throughout 2022, and digital asset prices have continued to fluctuate through 2023 and to date in 2024.

Extreme volatility in the future, including further declines in the trading price of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perceptions, a lack of stability, and the absence of standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may lead to greater volatility in the price of ether and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

Many digital assets, including ether, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Many digital assets, including ether, were only introduced within the past decade, and the medium-to-long-term value and viability of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development; their dependence on the internet, and other technologies; their dependence on the role played by users, developers and validators, and the potential for malicious activity. The value of the Shares is directly related to the value of ether held by the Trust. The price of digital assets, including ether, has fluctuated significantly. Several factors may impact the price of ether and other digital assets, including, but not limited to the following:

•
Global ether demand, which is influenced by numerous factors including the growth of retail merchants’ and commercial businesses’ acceptance of ether as payment, the security of digital asset trading platforms and public ether addresses that hold ether, the perception that the use and holding of ether is safe and secure, regulatory treatment of ether and digital asset platforms, and the reputation regarding the use of ether for illicit purposes;
•
Global ether supply, which is influenced by the total ether in existence and similar factors as well as global ether demand, in addition to fiat currency needs by validators and taxpayers who may liquidate ether holdings to meet tax obligations;
•
Investors’ expectations with respect to the rate of inflation of fiat currencies;
•
Digital asset market fragmentation and consolidation;
•
Fiat currency withdrawal and deposit policies of digital asset exchanges and the liquidity of such exchanges;
•
Interest rates;
•
Currency exchange rates, including the rates at which ether may be exchanged for fiat currencies;
•
Interruptions in service from at, theft from, loss, compromise, or destruction of associated private keys at or failures of digital asset trading platforms, digital asset custodians and other digital asset service providers;
•
Dependence on the internet, the disruption of which would hinder the ability to transfer digital assets, including ether, and may impact their value;
•
Shift from individual to professionalized validator operations using advanced hardware, where lower profit margins may prompt immediate token sales, increasing supply and potentially reducing market prices;
•
Validators not recording low-fee or fee-less transactions, leading to transaction delays and potential loss of confidence in the Ethereum network;
•
Implementation of liquid staking and other Ethereum network upgrades, which may introduce undiscovered flaws or increase ether volatility;
•
Acceptance of software patches or upgrades by a substantial majority of users and validators in the Ethereum network, resulting in a “fork” in the blockchain, especially in the case of contentious hard forks of the Ethereum network, and the operation of multiple separate networks;
•
Governance of the Ethereum network by voluntary consensus and open competition, leading to a potential lack of consensus or clarity, stymied utility and growth, and difficulty in addressing long-term problems;
•
Significant scaling challenges and updates with various features designed to increase transaction throughput in many digital asset networks, including the Ethereum network, which may not be effective and could fail, resulting in potentially irreparable damage to the network and the value of Ether;
•
Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in ether;
•
Monetary policies of governments, trade restrictions, currency devaluations, and revaluations;

•
Regulatory measures, if any, that restrict the use of ether or the Ethereum network;
•
The availability of banks willing to offer banking services and accounts to companies involved in ether-related activities;
•
Potential flaws or exploits in Ethereum’s source code or cryptography, which could lead to security breaches, theft, or reduced network functionality;
•
Maintenance and development of the open-source software protocol of the Ethereum network, which is informally overseen by a collective of core developers and community members who can propose updates, known as Ethereum Improvement Proposals (“EIPs”);
•
Increased competition from other forms of digital assets or alternative means of payment;
•
Global or regional political, economic or financial events and situations, including, without limitation, major market disruptions in equity or commodity markets;
•
Manipulative trading activity on digital asset exchanges, which are largely unregulated;
•
Active derivative markets for digital assets, including ether;
•
Decreased confidence in digital asset exchanges due to lack of transparency;
•
The failure or bankruptcy of infrastructure providers within the digital asset ecosystem, including validators, banks, trading firms, prime brokerages, lending firms, and other service providers;
•
Expectations among Ether economy participants that the value of ether will soon change; and
•
Fees, including transaction fees paid to validators, associated with processing ether transactions.

Moreover, because digital assets, including ether, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are challenging to predict as of the date of this Annual Report. In addition, investors should be aware that there is no assurance that ether will maintain its long-term value and viability in terms of purchasing power in the future or that the acceptance of ether for payments by mainstream retail merchants and commercial businesses will continue to grow. In the event that the price of ether declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The blockchains on which ownership of digital assets, including ether, is recorded are dependent on the efforts of third parties acting in their capacity as blockchain transaction participants, and if these third parties fail to successfully perform these functions, the operation of the blockchains that record ownership of digital assets could be compromised.

Blockchain participants, including miners and validators, maintain the record of ownership of digital assets. These participants validate transactions, secure the network, and ensure the integrity of the blockchain. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or the loss or corruption of data, software, hardware or other computer equipment, or from the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of their personnel, or via other means, including phishing attacks and other forms of social engineering), or if for financial or other reasons they cease to perform these functions, the functioning of the blockchains on which the ownership of digital assets is recorded and their valuation based may be jeopardized. For instance, if a successful cyberattack were to disable miners or validators, the validation of transactions could be delayed or fail, potentially leading to unauthorized transactions or the loss of digital assets.

Such interruptions could result in significant losses for investors, as the integrity and value of digital assets rely heavily on the continued efforts and security practices of these third-party participants.

The value of digital assets is dependent, directly or indirectly, on prices established by digital asset exchanges and other digital asset trading venues, which are new and, in most cases, largely unregulated.

Digital asset exchanges and other trading venues on which digital assets trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives, and other currencies. Much of the daily trading volume of digital assets is conducted on poorly capitalized, unregulated, unaudited, and unaccountable exchanges located outside of the United States, where there is little to no regulation governing trading. Such exchanges may engage in unethical practices that may have a significant impact on digital asset pricing, such as front-running, wash trading, and trading with insufficient funds. To the extent that digital asset exchanges or other digital asset trading venues are involved in fraud or experience security failures or other operational issues, this could result in a reduction in digital asset market prices and adversely affect an investment in the Shares. The SEC, in March 2017, stated that digital asset exchanges currently lack the ability to enter into surveillance-sharing agreements with significant, regulated markets for trading in digital assets thereby lacking the ability to detect and deter price manipulation. Although there has been improvement on this front with the self-certification of certain ether futures contracts resulting in information sharing agreements between certain futures markets and several digital asset exchanges, regulators still lack the ability to surveil many digital asset exchanges. In addition, users transacting on digital asset trading platforms do not receive many of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements.

During the past few years, a number of digital asset exchanges have been closed due to fraud, business failure, or security breaches. In many of these instances, the customers of the closed digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

Digital asset prices on public digital asset exchanges have been volatile and subject to influence by many factors, including the levels of liquidity on the exchanges specifically and on the digital asset exchange market generally. Even the largest exchanges have been subject to operational interruptions (e.g., thefts of digital assets from operational or “hot” wallets, suspension of trading on exchanges due to distributed denial of service attacks by hackers and/or malware and bankruptcy proceedings or cessation of services by exchanges), limiting the liquidity of digital assets on the affected digital asset exchange and resulting in volatile prices and a reduction in confidence in the digital asset exchange market generally. The price of digital assets on public exchanges may also be impacted by policies regarding or interruptions in the deposit or withdrawal of fiat currency into or out of larger digital asset exchanges.

On large digital asset exchanges, users may buy or sell digital assets for fiat currency or transfer digital assets to other wallets. Operational limits (including regulatory, exchange policy or technical or operational limits) on the size or settlement speed of fiat currency deposits by users into digital asset exchanges may (i) reduce demand on such exchanges, resulting in a reduction in the digital asset price on such exchanges, or (ii) reduce supply on such exchanges, potentially resulting in a temporary increase in the digital asset price on such exchanges during the existence of such operational limits. To the extent that fees for the transfer of digital assets either directly or indirectly apply between digital asset exchanges, the impact on digital asset prices due to operational limits on fiat currency deposits and withdrawals may be reduced by “exchange shopping” among digital asset exchange users. For example, a delay in U.S. dollar withdrawals on one site may temporarily increase the price on such site by reducing supply (i.e., sellers transferring digital assets to another exchange without operational limits in order to settle sales more rapidly). However, the resulting increase in price will also reduce demand because bidders on digital assets will follow increased supply on other digital asset exchanges not experiencing operational limits. To the extent that users are able or willing to utilize or arbitrage prices between more than one digital asset exchange, exchange shopping may mitigate the short-term impact of and volatility in digital asset prices due to operational limits on the deposit or withdrawal of fiat currency into or out of larger digital asset exchanges. These risks also apply to other digital asset trading venues, including over-the-counter markets and derivatives platforms, which may be used by public digital asset exchanges and therefore by the Sponsor in calculating the net asset value of the Trust.

Despite efforts to ensure accurate pricing, the Trust, and the price of ether generally, remain subject to volatility experienced by digital asset exchanges and other digital asset trading venues. Such volatility can adversely affect an investment in the Shares. The value of ether is also dependent on the availability of exchanges on which to buy and sell such assets. If exchanges for ether become increasingly sparse, then there would be a material adverse impact on the value of ether and an investment in the Shares.

Risks Associated with Ether, the Ethereum Network and the Market for Ether

The price of ether has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust.

The trading prices of ether have experienced extreme volatility in recent periods and may continue to do so. In 2021, ether experienced significant highs before experiencing substantial declines throughout 2022. This pattern of rapid appreciation followed by steep drawdowns has recurred multiple times, including in 2013-2014, 2017-2018, and 2021-2022. In 2023, ether’s price continued to fluctuate, with a notable low of $1,535.49 on October 12, 2023, and a high of $4,031.50 on March 11, 2024. As of December 31, 2024, ether’s price stands at $3,340.40, reflecting ongoing volatility. Over the past 12 months (using data ending January 5, 2025), ether has exhibited a historical annualized volatility of approximately 62.68% and a maximum annual price decrease of 44.95%.

Ether price volatility may be influenced by, among other things, trading activity on and the closing of digital asset trading platforms (including those featuring leveraged trading) due to fraud, failure, security breaches, liquidity crises, or otherwise. Ether price volatility may also be influenced by momentum pricing, which is commonly associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The Sponsor believes that momentum pricing of ether has resulted, and may continue to result, in speculation regarding future appreciation in the value of ether, inflating the price of ether and making it more volatile.

Additionally, speculators and investors who seek to profit from trading and holding ether generate a significant portion of ether demand. Such speculation regarding the potential future appreciation in the value of ether may inflate the price of ether. Conversely, a decrease in demand or reduced speculation regarding ether, as well as increased government regulation (including, without limitation, the tax treatment of ether transactions) and the perception of onerous regulatory actions, may cause a drop in the price of ether. Developments related to the Ethereum network’s operations, individual digital asset trading platforms and the overall ether market also contribute to the volatility in the price of ether. These factors may continue to exacerbate the volatility of the price of ether, which may have a negative impact on the performance of the Trust.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets have previously experienced bubble and may do so again in the future. The bankruptcy of major digital asset companies like Celsius Network, Voyager Digital Ltd., and Three Arrows Capital, along with the collapse of TerraUSD and FTX Trading Ltd. (“FTX”) in late 2022 severely impacted confidence in the digital asset market. These events have led to widespread negative publicity, further bankruptcies, and legal actions, highlighting the volatility and risks inherent in Ether and other digital assets.

In response to these events (collectively, the "2022 Events"), the digital asset markets experienced extreme price volatility and other entities in the digital asset industry were, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets is negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. The regulatory landscape for digital assets remains uncertain and continues to evolve. For example, in January 2024, the SEC approved the listing and trading of several bitcoin spot ETFs. This decision came after the U.S. Court of Appeals for the District of Columbia found that the SEC’s previous denial of the Grayscale Bitcoin Trust’s ETF listing was “arbitrary and capricious” due to insufficient explanation, especially given the approval of similar bitcoin futures-based ETFs. For more information regarding regulatory and enforcement scrutiny of digital assets, see the risk factor entitled "Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of ether, its validating activity or the operation of its networks or the digital asset markets in a manner that adversely affects the value of the Shares."

It is not possible to predict at this time all of the risks that regulatory developments relating to the Ethereum network and the broader cryptocurrency landscape may pose to the Trust, its service providers or the digital asset industry as a whole. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares, potentially resulting in their loss of substantial or all value. The Trust is not actively managed and will not take any actions to leverage, hedge against, or mitigate the effects of volatility in the price of ether.

Transition to proof-of-stake and ongoing scalability upgrades on the Ethereum network may impact Ether’s market value and the value of the Shares.

In September 2022, the Ethereum network transitioned from a proof-of-work to a proof-of-stake consensus mechanism, commonly referred to as “The Merge.” This shift aimed to enhance energy efficiency and scalability by replacing the resource-intensive proof-of-work system, where miners use computational power to validate transactions, with proof-of-stake, where validators stake their ether to participate in transaction validation. Under proof-of-stake, validators are selected to confirm transactions based on the amount of ether they hold and are willing to “stake” as collateral. Malicious activities, such as violating protocol rules, can result in the forfeiture or “slashing” of a portion of the staked ether.

While the Merge significantly reduced Ethereum’s energy consumption by approximately 99.95%, it did not immediately address all scalability challenges. Subsequent upgrades, such as the “Dencun” update in March 2024, have been implemented to further enhance scalability and efficiency. This planned fork introduced several Ethereum Improvement Proposals ("EIPs"), including EIP 4844, aimed at reducing transaction fees for Layer 2 solutions by providing temporary storage spaces called Binary Large Objects (“blobs”) on the Layer 1 Ethereum network. This change is expected to lower costs for Layer 2 solutions by storing batched transactions more efficiently, though it initially resulted in decreased demand for ether, potentially impacting its market price. Additionally, some Layer 2 networks, like Blast, experienced temporary outages following the upgrade. As with any major software change, the Dencun update carries risks of bugs, security vulnerabilities, and other unanticipated issues that could affect the Ethereum network’s adoption and the value of ether.

Despite these advancements, there is no guarantee that the Ethereum community will fully embrace these changes or that the network will achieve its scalability objectives. Any shortcomings in meeting these goals could negatively impact the market value of ether and, consequently, the value of the Shares.

Fluctuations in Ether supply due to the Ethereum network’s proof-of-stake transition, fee-burning mechanisms, and other deflationary factors could impact the value of the Shares.

The rate at which new ether is issued and put into circulation is variable and influenced by several mechanisms within the Ethereum network. Unlike Bitcoin network, the Ethereum network has no formal cap on its total supply. However, it employs various mechanisms that collectively limit the ether supply. These mechanisms, known as the “Ethereum Triple Halving,” have been instrumental in reducing the issuance of new ether.

Following the Merge in 2022, the Ethereum network transitioned from a proof-of-work to a proof-of-stake consensus mechanism, significantly altering how new ether is issued. Under the previous proof-of-work model, miners utilized substantial computational resources to validate transactions and were rewarded with newly minted ether proportional to the resources expended. In contrast, under the current proof-of-stake model, validators need to “stake” ether to gain the opportunity to validate transactions. Validators are selected based on the amount of ether staked rather than computational effort, resulting in significantly fewer new tokens being issued as rewards. Following the Merge, approximately 1,700 ether were issued daily, though this rate varies based on the number of validators on the network.

Additionally, the introduction of the EIP-1559 fee-burning mechanism in August 2021 has further constrained ether supply. EIP-1559 reformed Ethereum’s gas fee structure by splitting transaction fees into two components: a base fee and a tip. When ether is issued to pay the base fee, it is removed from circulation, or “burnt,” and the tip is paid to validators. The base fee is automatically “burned” (permanently removed from circulation), while only the tip is rewarded to validators. As network activity increases, so does the volume of base fees burned, effectively reducing the overall supply of ether. This deflationary mechanism means that during periods of high network usage, more ether is burned than issued, leading to a reduction in total ether supply over certain timeframes. In fact, there have been numerous 24-hour periods where the ether supply has experienced a net decrease due to this burn mechanism. In April 2023, the Shanghai/Capella upgrade enabled staking withdrawals, allowing validators to access their previously locked staked ether and rewards.

The combined effect of these mechanisms, including the lower issuance rate post-Merge, increased ability to withdraw staked ether, and deflationary fee burning, may introduce variability into the supply of ether, which could impact its availability and trading dynamics. Potential changes in validator behavior, network activity, or adjustments to the fee structure could alter these dynamics, affecting the supply of ether in ways that may not be fully predictable, which could adversely affect the value of Shares.

A decline in the adoption of ether could negatively impact the Trust.

Bitcoin, the first decentralized digital asset, was introduced in 2009, marking the beginning of the digital asset industry. Ether, the native token of the Ethereum network, followed in 2015 after an initial pre-sale in 2014. Despite being among the earliest digital assets, bitcoin and ether remain relatively new technologies that are constantly evolving. As a result, they are subject to ongoing changes in their underlying technology, market adoption, regulatory scrutiny, and economic conditions. The Sponsor will not have any strategy relating to the development of ether and the Ethereum network. However, a lack of expansion in the usage of ether and the Ethereum network could adversely affect an investment in Shares.

The further development and acceptance of the Ethereum network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Ethereum network faces significant obstacles to increasing the usage of ether without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions, including the proposed Ethereum Improvement Proposal (EIP) 7781 that aims to boost network throughput by reducing slot time from 12 seconds to 8 seconds, may not be effective. The slowing, stopping or reversing of the development or acceptance or the usage of the Ethereum network and associated smart contracts may adversely affect the price of ether and therefore an investment in the Shares. The further adoption of ether will require growth in its usage and in the Ethereum network. Adoption of ether will also require an accommodating regulatory environment.

The use of digital assets such as ether for transactions, investments, and other applications is part of a new and rapidly evolving industry that employs digital assets based on computer-generated mathematical and/or cryptographic protocols. Ether is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

Today, there is relatively limited use of ether in the retail, commercial, or payments sectors, and, in proportion to overall market activity, speculators appear to make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting ether as a means of payment. This pattern may contribute to outsized price volatility, which in turn can make ether less attractive to merchants and commercial parties as a means of payment. A lack of expansion of ether adoption into retail and commercial markets or a contraction in its commercial use may result in a reduction in the price of ether, which could adversely affect an investment in the Trust. Additionally, banks may refuse or discontinue services to businesses involved with ether or those accepting it as payment, which could reduce market liquidity and harm the public perception of ether, as viable payment systems. This lack of banking services could hinder the Trust’s ability to process creations and redemptions of Baskets, timely liquidate ether, withdraw assets from the Ether Custodian, or otherwise disrupt its operations.

Furthermore, the introduction of privacy-preserving features to Ethereum networks poses additional risks. Proposals like “privacy pools” and zero-knowledge proofs aim to enhance transaction privacy. However, these features may increase the risk of criminal or civil actions against exchanges or businesses facilitating ether transactions, especially if they are perceived to impede anti-money laundering efforts or economic sanctions compliance, or to facilitate illicit activities. Such developments could negatively impact the price of ether and, consequently, investments in the Trust.

There is no assurance that ether will maintain its value over the long term. The value and viability of ether is subject to risks related to its usage. Even if growth in Ethereum adoption occurs in the near or medium term, there is no assurance that ether usage will continue to grow over the long term. A contraction in ether's use may result in increased volatility or a reduction in the price of ether, which would adversely impact the value of the Shares.

The Ethereum network faces significant scaling challenges and efforts to improve transaction speed and throughput may not be successful, which could adversely impact the adoption of Ether and the value of the Shares.

The Ethereum network, like many other digital asset networks, faces significant scaling challenges due to due to inherent trade-offs between security and scalability in public blockchains. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. A higher degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire ledger of the network. As a result, a digital asset network may be limited in the number of transactions it can process because all validators participate in validating each block and each fully participating node must store and validate all transactions.

As of December 2024, the Ethereum network handled approximately 15 transactions per second on its Layer 1 base layer. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets have implemented or are exploring various features to increase the speed and throughput of transactions. However, if improvements in transaction throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. Since October 2015, ether transaction fees have increased from $0.00072 average daily transaction fees per ether transaction to a high of up to approximately $200 (paid in ether) average daily transaction fees per transaction on April 30, 2022. As of December 31, 2024, ether transaction fees stood at $1.01 (paid in ether) per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether.

In the second half of 2020, the Ethereum network began a multi-stage upgrade culminating in the Merge, which transition the Ethereum network’s consensus mechanism from proof-of-work to proof-of-stake. This shift was intended to address the inefficiencies of the proof-of-work consensus mechanism, where only the first miner to solve the cryptographic puzzle could validate a block and receive the resulting block reward, leading to high energy consumption and duplicated computational effort. In contrast, under proof-of-stake, a single validator is randomly selected to validate a block, which is then reviewed by a committee of other validators, who vote for whether to include the block (or not), significantly reducing the computational and energy demands. See the section entitled “Additional Information on Ether and the Ether Market” under Item 1 - Business of this Annual Report for additional information.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next-generation uses. To address scaling issues such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand, the Ethereum community has shifted its strategy from traditional sharding to a rollup-centric roadmap. Initially, sharding was proposed to increase Ethereum’s of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. This approach aimed to enable parallel processing and validation of transactions. However, with the rapid advancement of Layer 2 scalability solutions, which process transactions off-chain and submit bundled data to the main Ethereum network, the focus has transitioned to enhancing these rollups. The launch of proto-danksharding (known as "EIP-4844") in the “Dencun” upgrade in March 2024 introduces “blob-carrying transactions,” allowing rollups to add data blobs to blocks at a lower cost. These blobs are not accessible to the Ethereum Virtual Machine ("EVM") and are automatically deleted after a set period, reducing long-term storage requirements.

Layer 2 solutions aim to increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. Key Layer 2 implementations include “rollups,” which execute transactions outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels,” which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with similar capabilities similar to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

While these proposed upgrades seek to improve the Ethereum network's scalability, their effectiveness and widespread adoption remain uncertain. If these mechanisms fail to resolve Ethereum’s scaling limitations, network congestion and high transaction fees could persist, potentially hindering Ethereum’s broader adoption and negatively impacting the value of an investment in the Shares. There is no guarantee that any of these mechanisms will be implemented effectively or that they will adequately address Ethereum’s scaling challenges. Delays, technical failures, or lack of widespread adoption of these solutions could hinder Ethereum’s ability to scale, negatively affecting adoption and price.

It is possible that proposed changes to the Ethereum network could divide the community, potentially leading to another hard fork, or that the Ethereum network’s decentralized governance could result in network participants failing to reach consensus on a particular solution. Either outcome could lead to reduced adoption of Ethereum or the migration of users and miners to other blockchain networks. Additionally, there is no guarantee that any scaling solution —whether Layer 1 changes like sharding or Layer 2 solutions such as rollups, state channels, or side chains—will achieve widespread adoption. Changes to the Layer 1 Ethereum network could divide the community. If these solutions fail to function as intended or suffer from operational disruptions, they could undermine Ethereum's scalability efforts rather than improve them. Furthermore, Ethereum core developers, who contribute to protocol upgrades and improvements, are generally not compensated for their work. This lack of financial incentive may lead developers to cease their contributions or migrate to other blockchain projects. Additionally, the absence of dedicated funding for addressing emerging technical issues may slow the resolution of network challenges, further delaying scalability and security improvements. Any of these factors could negatively impact the price of ether and, in turn, the value of the Shares of the Trust.

Any name changes and any associated rebranding initiative by the core developers of ether may not be favorably received by the digital asset community, which could negatively impact the value of ether and the value of the Shares.

From time to time, digital assets undergo name changes and rebranding initiatives to better align with a project’s evolving vision, attract new users, or distinguish the project from competitors. For instance, in January 2022, the Ethereum Foundation rebranded “Ethereum 1.0” and “Ethereum 2.0” as the “execution layer” and “consensus layer,” respectively, to prevent confusion and reduce scam risks. While these efforts are often intended to enhance a digital asset’s visibility and marketability, they may not be well received by the digital asset community, which could lead to uncertainty and negatively impact the value of the affected digital assets, including ether.

The Sponsor cannot predict the impact of any future name change and any associated rebranding initiative on ether. After such changes, a digital asset may not be able to achieve or maintain the same level of brand recognition or status, potentially leading to reduced demand and market uncertainty. Inconsistent adoption of new names across exchanges, custodians, and data providers may further disrupt liquidity and price discovery. Additionally, rebranding efforts may draw regulatory scrutiny, especially if authorities view them as attempts to alter legal classifications, requiring updated disclosures or compliance measures. In some cases, rebranding has coincided with governance disputes that led to hard forks, forcing market participants to choose between competing versions of a digital asset, potentially increasing volatility and reducing liquidity. If rebranding initiatives do not succeed as intended, the anticipated benefits may not materialize, which could adversely affect the value of ether and, in turn, negatively impact the value of the Shares.

Smart contracts, including those relating to DApps, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of the Shares.

Smart contracts are self-executing programs running on the Ethereum blockchain that automatically execute transactions when certain conditions are met. Once deployed, most smart contracts cannot be stopped or reversed, meaning any flaws in their programming can be exploited by malicious actors. For instance, in June 2016, a flaw in The DAO’s smart contract allowed a hacker to siphon approximately $60 million worth of ether, leading to a 35% drop in ether’s price and a contentious hard fork of the Ethereum network. Additionally, some smart contracts are governed by “admin keys” held by individuals with special privileges, allowing them to modify contract parameters, enable or disable features, or alter data inputs and outputs. The compromise of these keys can lead to unauthorized changes to the smart contracts or fund withdrawals. Furthermore, inadequate public information may exist, even with open-source smart contracts, where certain participants may possess hidden informational or technological advantages, making the ecosystem vulnerable to fraudulent schemes such as exit scams, “rug pulls,” or Ponzi schemes orchestrated by developers or influencers.

Smart contracts also provide innovative solutions in the decentralized finance (“DeFi”) space, allowing for decentralized lending, borrowing, and investment activities without the need for intermediaries. However, these contracts are susceptible to various risks and vulnerabilities that could have significant consequences for their users and the broader digital asset market. For example, in March 2023, Euler Finance, a modular lending platform, suffered a flash loan attack, resulting in approximately $197 million in losses. In September 2023, Mixin Network, a peer-to-peer transactional network for digital assets, experienced a hack due to a compromised database, leading to a loss of $200 million.

DApps, particularly those deployed on the Ethereum network, utilize self-executing smart contracts to facilitate transactions. Users may invest digital assets in pools that other users can borrow from, with returns typically generated from interest payments. However, smart contracts that manage these pools often have privileged users, including super users and admin key holders, who possess the ability to access and control the pool’s reserves. They may be able to withdraw funds, liquidate assets, or make changes that may diminish the value of the digital assets held in reserve. Even in decentralized projects governed by holders of governance tokens, decision-making power may be concentrated among a small group of core members. This concentration of control can lead to unilateral changes to the smart contract, potentially harming its design, functionality, or value. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, or locked up or otherwise become unusable and irrecoverable. Privileged users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the privileged user privileges of a smart contract, or if a smart contract’s privileged users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Moreover, smart contracts may contain coding bugs or vulnerabilities that could result in them malfunctioning or failing to operate as intended.

Any of the foregoing could expose users to losses or lead to negative publicity surrounding the DApp. Because DApps represent a significant source of demand for ether on the Ethereum network, any adverse event impacting these applications could erode public confidence in the Ethereum network, reducing demand for ether and causing its value to decline, which could adversely affect the value of the Shares.

Reliance on Ethereum network validators and risks related to validator penalties, security vulnerabilities, and staking accessibility may adversely affect the Ethereum network’s stability, security, and the value of ether, which could adversely affect the value of the Shares.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost.

The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

•
Penalties: Validators may face penalties for failing to perform required actions, such as timely attestation to a block proposed by another validator. In such cases, the validator’s staked ether may be reduced by an amount equal to the missed reward.
•
Slashing: This severe sanction is imposed for malicious activities related to block proposals or attestations, like double voting or surround voting. Slashing results in the immediate confiscation of a portion of the validator’s staked ether, typically 1/32 of their stake (approximately 1 ether), followed by a forced exit from the validator pool. Over the next 36 days, more of the validator’s stake is burned, with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors.
•
Inactivity Leaks: This is triggered when the Ethereum network fails to finalize new blocks due to insufficient active validators, inactivity leaks gradually reduce the stake of inactive validators. This process continues until their collective stake falls below one-third of the total, allowing the network to regain finality.

Additionally, during the “activating” and “exiting” processes of staking, staked ether becomes temporarily inaccessible. The duration of these periods varies based on network congestion and demand. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. In 2023 and 2024, the activation queue waiting time for Ethereum validators experienced significant fluctuations, influenced by network upgrades and varying staking demand. For example, following the Shanghai/Capella upgrade in April 2023, which enabled staked ether withdrawals, there was a surge in staking interest. By June 2023, the queue peaked at over 96,000 validators, resulting in wait times of up to 45 days. By December 31, 2024, the activation queue had reached record lows, with almost zero validators waiting in line, driven by changes in staking demand, network upgrades, and adjustments to Ethereum’s churn limit, which governs the rate at which validators can join or exit the network. The time required to complete the exit process was also reduced to roughly 15 minutes. Similarly, the exit process experienced significant fluctuations, influenced by factors such as network upgrades, large-scale unstaking events, and changes in validator participation, all of which impacted the length of the exit queue and associated wait times.

Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common. These fees may increase significantly based on transaction volume, complexity, network congestion, and ether price volatility. High transaction fees could discourage usage of the Ethereum network, potentially impacting the adoption and value of ether. Security risks, including cybersecurity attacks, hacks, penalties, and slashing events, could also weaken validators’ willingness to participate in the Ethereum network validation. A decline in validator participation may disrupt Ethereum’s network operations, reduce its competitiveness against other blockchain networks, and negatively affect ether’s market price. Additionally, the limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers, which could cause the price of ether to decrease.

If the Ethereum network experiences validator penalties, security breaches, or limited accessibility due to staking delays, these issues could reduce validator participation, disrupt network operations, and lower user confidence, potentially diminishing the value of ether, which could adversely affect the value of the Shares.

The ability of validators to extract Maximal Extractable Value (“MEV”) may have adverse effects on DeFi users and the broader Ethereum network, which could adversely affect the value of ether and the Shares.

During the process of block validation on the Ethereum network, validators can strategically select, reorder, or exclude transactions to extract Maximal Extractable Value ("MEV"), earning additional profits beyond standard rewards and transaction fees. This practice is prevalent in blockchain networks supporting DeFi protocols, notably Ethereum. Users may offer higher transaction fees to validators to prioritize their transactions, leading to practices like sandwich attacks and front-running that can have negative repercussions on DeFi users.

A sandwich attack involves placing transactions before and after a large, detected transaction to exploit anticipated price movements. For example, a market participant identifies a sizable pending transaction in the mempool that is likely to impact an asset’s price on a decentralized exchange. The market participant could then orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Tools like MEV-Boost by Flashbots facilitate such strategies, with validators receiving a portion of the profits as an incentive to include these transaction bundles in blocks. Front-running in the context of MEV occurs when a user observes a pending transaction in the publicly visible mempool and pays a higher fee to have their transaction processed first, aiming to profit from the subsequent execution of the original transaction.

These MEV practices can undermine transaction predictability and fairness, potentially deterring users from engaging with DeFi protocols or the Ethereum network. Regulatory bodies have begun to scrutinize MEV activities. In May 2024, the European Union, under the Markets in Crypto-Assets ("MiCA") regulation, designated MEV as a form of illegal market abuse, aiming to curb sophisticated market manipulation and promote fair participation. Additionally, in May 2024, U.S. prosecutors charged two individuals with exploiting the Ethereum blockchain to steal $25 million through MEV manipulation, marking the first criminal case involving this type of exploitation. Such regulatory actions could lead to stricter oversight and potential restrictions on MEV-related practices, affecting the attractiveness of the Ethereum network for users and validators, which may adversely impact the value of ether and, by extension, the value of the Shares.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and the Bitcoin blockchain has been in operation since then, establishing a long history of use and security. Many newer blockchains enabling smart contract functionality, including the Ethereum network after the 2022 “Merge” upgrade, aiming to enhance energy efficiency and scalability, use a newer consensus algorithm known as “proof-of-stake.” Although proponents of proof-of-stake highlight potential benefits, this consensus method and the governance models associated with it, including the Ethereum network, which supports ether, an asset held by the Trust, lack a comparable track record to proof-of-work networks like the Bitcoin network. This difference introduces certain risks, as proof-of-stake networks have not yet been tested at the same scale or over an extended period.

Potential issues that could affect proof-of-stake networks include undiscovered security vulnerabilities, design flaws, misaligned incentives for validators, technical disruptions, or other operational challenges. These risks could prevent these blockchains from functioning as intended, lead to significant disruptions in network activity, or damage their reputation, which could ultimately reduce user engagement and adoption. In extreme cases, proof-of-stake networks could experience partial or complete outages. Such scenarios could negatively impact the value and reliability of digital assets supported by these networks, including the Trust’s assets. Additionally, the emergence of complex staking strategies, such as “re-staking,” introduces new risks, including market destabilization.

While proof-of-stake blockchains continue to evolve, there is no assurance that they will achieve widespread adoption or sustained performance over the long term. Any failure in this regard could adversely affect the value of the Trust’s assets.

The Trust will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

In alignment with its investment objective, neither the Trust, nor the Sponsor, nor the Ether Custodian, nor any other person associated with the Trust will, directly or indirectly, engage in action where any portion of the Trust’s ether becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ether or generate rewards or other income. This restriction on staking may affect the Trust’s performance compared to other pooled investment vehicles holding ether that may participate in staking.

By not staking, the Trust forgoes potential rewards or additional ether that might otherwise be accrued. As a result, the Trust’s returns could be lower than those of similar investment vehicles engaged in staking activities, especially as staking becomes an increasingly significant aspect of Ethereum’s ecosystem. Investors who seek to participate in staking rewards should consider other investment options.

Concentration of staked ether in liquid staking platforms may pose centralization concerns.

Ethereum’s proof-of-stake consensus mechanism requires validators to deposit 32 ether to activate a unique validator key pair that is used for signing block proposals and attesting to the network (i.e., voting on the chain’s state). For every 32 ether deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs, leading to potential centralization. Liquid staking platforms, such as Lido, allow ether holders to stake their assets without managing validator operations directly. In return, users receive transferable tokens representing their staked ether.

As of December 31, 2024, Lido remains the largest protocol by Total Value Locked ("TVL") in ether, boasting over $31.79 billion in TVL. It operates over 1 million validators, covering 54.10% of the Ethereum network. This significant concentration of staked ether under a single platform raises concerns about potential centralization within the Ethereum network. While it is generally believed that Lido has minimal incentive to disrupt transaction finality or block confirmations—given the risk of its entire stake being slashed (i.e., confiscated) if it attempts such interference—there are ongoing centralization concerns. These concerns are partly mitigated by the fact that Lido does not directly control most of the third-party node operators that stake its ether. Additionally, manipulating Ethereum’s consensus mechanism would likely cause a significant drop in ether’s value, which would economically harm Lido.

However, if Lido, or another actor with a comparable stake, were to attempt interference with transaction finality or block confirmations, it could undermine trust in the Ethereum network, reduce its adoption, and potentially lower the value of ether. This, in turn, could adversely affect the value of the Shares. As liquid staking solutions gain popularity, the concentration of staked ether in a few entities like Lido increases the risk of centralization, which may have implications for the security and stability of the Ethereum network.

If the Ethereum network is used to facilitate illicit activities, businesses that facilitate ether transactions could be at increased risk of criminal or civil liability, or of having services cut off, which could negatively affect the price of ether and the value of the Shares.

Federal and state regulators including FinCEN and OFAC have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises. For example, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency ("CVC") mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. The DOJ has also arrested and charged the developers of certain digital asset networks and digital assets for crimes related to money laundering and other offenses.

If digital assets were used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital assets could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for ether. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Trust, the Sponsor or their respective affiliates could face civil or criminal liability, fines, penalties, or other punishments; be subject to investigation; have their assets frozen; lose access to banking services or services provided by other service providers; or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or could cause losses in value of the Shares.

The Trust and the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know-your-customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and/or a thorough KYC process, such as the Authorized Participants, Ether Trading Counterparties, Prime Execution Agent and Ether Custodian. The Prime Execution Agent and Ether Custodian must undergo counterparty due diligence by the Sponsor. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Trust.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Ether Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and as limited-purpose trust companies subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Trust will not hold any ether except that which has been delivered by approved Ether Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating ether deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent and Ether Custodian have adopted and implemented anti-money laundering and sanctions compliance programs that provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Prime Execution Agent and Ether Custodian perform screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Ether Custodian’s and Prime Execution Agent’s blockchain analytics screening programs, any ether that is delivered to the Trust Ether Account or the Trust’s Trading Balance will undergo screening designed to assess whether the origins of that ether are illicit.

The Prime Execution Agreement provides, among other things, that if the Prime Execution Agent conducts blockchain analytics screening on an ether transaction deposited by an Authorized Participant and such screening results in the ether transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the Ether Custodian, will (i) block or reject the deposit of such ether into the Trust’s Trading Account, where required by applicable sanctions laws, and (ii) agree to promptly inform the Trust if any fund movement between an Authorized Participant’s account at the Prime Execution Agent and the Trust’s account(s) involves such ether, so long as permitted by applicable law. However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the ether identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust.

Moreover, the Prime Execution Agreement and Ether Custody Agreement require the Trust to attest that it has performed its own due diligence on the Ether Trading Counterparties it has contracted with to source ether from and has confirmed that the Ether Trading Counterparties have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Sponsor arranges for such diligence to be performed, including by the Trust’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Ether Trading Counterparties represent to the Sponsor that they conduct due diligence on their own counterparties from whom they source the ether they deposit with the Trust, and that they have formed a reasonable belief that such ether being transferred by the Ether Trading Counterparty to the Trust was not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Ether Trading Counterparties may not conduct sufficient due diligence processes on the sources of their ether or that their representations to the Sponsor may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Ether Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence proves to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust or the Sponsor under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Ether Custodian, under the Prime Execution Agreement and Ether Custody Agreement.

Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

A temporary or permanent “fork” of the Ethereum blockchain could adversely affect the value of the Shares.

The Ethereum network relies on open-source protocols, which means that any user can become a node by downloading the Ethereum Client, a software application that implements the Ethereum network specification, modifying it, and proposing that other nodes, validators, and users adopt those changes. While anyone can propose modifications, the Ethereum Foundation and core developers are influential in initiating updates to the Ethereum network’s source code. However, the adoption of proposed updates is not automatic and depends on decentralized consensus. For any modification to be effective, Ethereum nodes must choose to download and implement the updated source code in their individual Ethereum Clients. The adoption process ultimately relies on a critical mass of validators, DApps developers, smart contract developers, and other users who transact on the Ethereum network to support the proposed changes. However, this process is not guaranteed to succeed. If a significant majority of validators and users do not support a proposed modification, or if the modification is not backward-compatible, it may result in a split of Ethereum network, known as a “hard fork.” In the event of a hard fork, one group of nodes may continue running the pre-modified software while another group adopts the new version, resulting in two distinct versions of the Ethereum network operating on separate blockchains with no interchangeability between them. Hard forks can be disruptive, leading to fragmentation of the network’s user base, developers, and validators. This division may weaken the security of each network if the number of validators becomes too small, increasing vulnerability to attacks or reduced functionality. Additionally, competing parallel blockchains may confuse users and reduce overall adoption of updates and modifications to the Ethereum network’s source code, potentially impacting the value and utility of ether-based assets, including the Shares. Contentious debates among network participants regarding proposed updates can further complicate this process, sometimes leading to ill will among developers, validators, and other stakeholders.

In September 2022, the Ethereum network transitioned to a proof-of-stake model, through an upgrade known as the “Merge.” This upgrade resulted in a hard fork as certain Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge, leading to the creation of “Ethereum Proof-of-Work.” In addition to planned upgrades, forks can occur in response to significant security breaches. For instance, in July 2016, the Ethereum network “forked” into Ethereum and a new digital asset network, Ethereum Classic, after an anonymous hacker exploited a vulnerability in The DAO smart contract, diverting approximately $60 million worth of ether. To reverse the impact of the hack, most of the Ethereum community supported a fork, while a minority continued with the original blockchain, now known as Ethereum Classic, with its digital asset, “ETC,” still actively traded today. For additional information on the hard fork that resulted in the creation of Ethereum Classic. See the section entitled “Additional Information on Ether and the Ether Market” under Item 1 - Business of this Annual Report for additional information. Forks can also occur unintentionally due to software flaws or incompatibilities among different versions of network software. Such unintended forks may lead to users and validators abandoning the affected network. Alternatively, if a substantial number of users adopt an incompatible software version and resist reunification, this can result in a permanent fork, as seen with Ethereum and Ethereum Classic. Hard forks can introduce new security challenges. For example, the 2016 fork between Ethereum and Ethereum Classic led to replay attacks, where transactions on one network were maliciously replicated on the other. These attacks persisted for months, with one platform reporting a loss of 40,000 ETC (around $100,000 at the time). Additionally, hard forks can fracture validation power, potentially reducing network security. If validating power becomes unevenly distributed, a single validator or pool could gain control of over 50%, making the network more vulnerable to attacks. A hard fork may also affect the price of ether upon announcement or implementation. For instance, a hard fork announcement could trigger increased demand for the pre-fork asset, as holders anticipate receiving new “Forked Assets” post-fork, potentially driving up prices. However, after the fork, the combined value of the two resulting assets might be lower than the original pre-fork price. Additionally, if the hard fork creates operational issues for either of the resulting networks, the associated digital assets could lose significant value, including the value of the Shares.

The only digital asset that is held by the Trust is ether. If ether were to fork into two digital assets, the Trust may hold, in addition to its existing ether balance, a right to claim an equivalent amount of the Forked Assets following the hard fork. The Trust has adopted procedures to address situations involving a fork that result in the creation of Forked Assets. Typically, the holder of ether has no discretion with respect to a hard fork; it merely has the right to claim the Forked Asset on a pro rata basis while it continues to hold the same number of ether. Pursuant to the Trust Agreement and Sponsor Agreement, Forked Assets and other Incidental Rights and IR Assets do not constitute property of the Trust, as the Trust has disclaimed ownership of such assets in favor of the Sponsor. Accordingly, the Trust will take no affirmative action to claim the Forked Asset. The Trust Agreement stipulates that, if the Trust nonetheless comes into possession of a Forked Asset, the Sponsor will promptly make a good faith determination (i) as to which digital asset network is regarded by the community as the Ethereum network and which is the “forked” network and (ii) that the Trust shall as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. See the risk factor entitled “Shareholders may not receive the benefits of any forks or “airdrops”" below for more details. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ether, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of the network, staking participation in, the Ethereum network, along with market capitalization and trading activity. While the Sponsor will determine which network is considered the Ethereum network for the Trust’s purposes, there is no guarantee that the chosen network will end up being the most valuable, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Ether Custodian, security vendors and the Benchmark Provider on what is generally accepted as ether and should therefore be considered “ether” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In addition, the Pricing Index currently does not track forks involving ether. In the event of a fork, the Trust may receive or claim rights to any Forked Assets that are supported by the Ether Custodian and for which the Trust’s trading counterparties support a secondary market. Furthermore, the Pricing Index does not track airdrops involving ether or the Ethereum network. Accordingly, the Trust will disclaim, and the Sponsor will cause the Trust to irrevocably abandon, all rights to digital assets airdropped to holders of ether. By investing in the Trust rather than directly in ether, you forgo potential economic benefits associated with airdrops.

Before the Trust claims any digital asset resulting from a fork in the Ethereum network or an airdrop (other than ether), the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement on Form S-1 (Registration No. 333- 278308), which was declared effective by the SEC on July 22, 2024 (the “Registration Statement”), as amended, and approval of an application by the Exchange to amend its listing rules. If such approvals are not obtained, the Sponsor will cause the Trust to irrevocably abandon such digital asset.

A clone of the Ethereum network could adversely affect the value of the Shares.

Ether’s protocols may also be cloned. Unlike a hard fork, which modifies an existing blockchain and results in two networks with the same genesis block, a clone is a copy of a protocol’s codebase that results in an entirely new blockchain with a new genesis block. Tokens are created solely from the new “clone” network, and, unlike with hard forks, holders of tokens from the original network do not automatically receive tokens from the cloned network. A clone creates a competing network with characteristics substantially similar to the original network but with modifications introduced by the developers of the clone. This competition may affect the market dynamics of the original network. For example, in September 2020, Binance launched Binance Smart Chain ("BSC"), a separate blockchain network from Ethereum network, by cloning the open-source code of Ethereum network. BSC utilizes the

Proof-of-Staked Authority ("PoSA") consensus mechanism, differing from Ethereum’s Proof-of-Stake model, which enables BSC to offer faster transactions and lower fees, making it particularly attractive for DApps. Moreover, BSC maintains compatibility with EVM, allowing developers to seamlessly migrate Ethereum-based DApps to BSC. The emergence of BSC introduced a competitive alternative to Ethereum network, potentially influencing ether’s market dynamics. BSC’s lower transaction fees and faster processing times attracted users and developers, leading to a diversification of activity across multiple platforms, which may have impacted the demand for ether, as some DeFi projects and users opted for BSC’s more cost-effective solutions, which could potentially affect the value of the Shares.

In the event of a hard fork of the Ethereum network, the Ether Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s ether holdings.

In the event of a hard fork of the Ethereum network, the Ether Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer ether on the Ether Custodian’s platform. Such a delay may be intended to permit the Ether Custodian to assess the resulting versions of the Ethereum network, to determine how best to securely “split” the ether from the Forked Asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Ether Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the Ether Custodian’s operations are halted.

In addition, any losses experienced by the Ether Custodian due to a hard fork, including resulting from replay attacks or technological errors in assessing the fork could have a materially adverse impact on an investment in the Shares.

Shareholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset, including ether, may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Such airdrops are common on various blockchain networks, but have also occurred (and may continue to occur) on the Ethereum network. Airdrops may be conducted by sending a token to the holders of set amounts of ether or to particular public addresses on the Ethereum network. Airdrops may involve a user being entitled to claim tokens on a decentralized application, second-layer network or entirely separate digital asset network. A user entitled to receive airdrops may be required to take minimal or significant actions in order to receive such airdropped tokens. Shareholders may not receive the benefits of any forks; the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain.

A right to receive any such benefit of a fork or airdrop is referred to as an “Incidental Right” and any digital asset acquired through an Incidental Right is known as an “IR Asset.” Pursuant to the Trust Agreement, the Trust has explicitly disclaimed all Incidental Rights and IR Assets. Such assets are not considered assets of the Trust at any point in time and will not be taken into account for purposes of determining the Trust’s NAV and the NAV per Share.

Pursuant to the Trust Agreement, to the extent that the Trust involuntarily receives such assets in a Trust wallet, it will, as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. Once such assets have been acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition thereof. In the event that the Sponsor decides to sell the Incidental Right(s) and/or IR Asset(s), it will seek to do so for cash. This may be a sale of the Incidental Right(s) and/or IR Asset(s) directly in exchange for cash, or in exchange for another digital asset that may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to the Depository Trust Company (“DTC”) to be distributed to Shareholders in proportion to the number of Shares owned.

Although the Sponsor intends, if possible, to arrange for the sale of any Incidental Right(s) and/or IR Asset(s) it receives from the Trust and subsequently contribute such cash proceeds back to the Trust, it is under no obligation to do so. There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, the Sponsor’s ability to realize a benefit from any such Incidental Right(s) and/or IR Asset(s). The Sponsor may choose to evaluate any such fork, airdrop or similar occurrence on a case-by-case basis in consultation with its legal advisers, tax consultants and custodian. In determining whether to attempt to acquire and/or retain any Incidental Right(s) and/or IR Asset(s), the Sponsor expects to take into consideration whatever factors it deems relevant in its discretion, including, without limitation:

•
the availability of a safe and practical way to take custody of the Incidental Right or IR Asset;
•
the cost or operational burden of taking possession and/or maintaining ownership of the Incidental Right or IR Asset and whether such cost or burden exceeds the benefits of owning such Incidental Rights or IR Asset or the proceeds that would be realized from a sale thereof;
•
whether there are any legal or regulatory restrictions on or risks or consequences arising from, or tax implications with respect to, the acceptance, retention, ownership, sale, transfer, abandonment, distribution or disposal or disposition of the Incidental Right or IR Asset, regardless of whether there is a safe and practical way to take custody of and secure such Incidental Right or IR Asset;
•
the existence of a suitable market into which the Incidental Right or IR Asset may be sold; and
•
whether claiming, owning, selling, or otherwise taking any action in respect of Incidental Rights or IR Asset may create legal or regulatory risks, liability, or burdens of any kind for the Sponsor (including, without limitation, if such Incidental Right or IR Asset is, or may be, a security under federal securities laws or a commodity interest under the Commodity Exchange Act).

The Sponsor is under no obligation to realize any economic benefit from any Incidental Right(s) and/or IR Asset(s) it receives from the Trust. The Sponsor may instead determine, in its sole discretion, to abandon such Incidental Rights or IR Assets permanently and irrevocably for no consideration. Before the Trust claims any Incidental Right(s) and/or IR Asset(s) resulting from a fork or airdrop in the Ethereum network (other than ether), the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s Registration Statement and approval of an application by the Exchange to amend its listing rules.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Ethereum network development. As new ether is rewarded solely for validator activity (other than the 2014 pre-mine) and is not sold on an ongoing basis to generate revenue to support development activity, and the Ethereum network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Some funding for development may be provided through grants from nonprofit organizations, industry participants, and community-led initiatives, but these resources are not guaranteed or consistently available.

The lack of consistent financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Recent reports suggest that only a limited number of individuals have the authority to implement changes to the GitHub repository, even though a broader group of contributors is involved in overall development efforts. This concentration of control, coupled with limited funding, rumors of Ethereum co-founder Vitalik Buterin’s death led to a temporary 20% drop in ether’s price, illustrating how market confidence can be tied to key protocol developers.

Moreover, some developers may be funded by entities whose interests are at odds with other participants in the Ethereum network, which could influence the direction of network development. Similarly, while development generally occurs in connection with improvement proposals, these mechanisms rely on community consensus, which can also be influenced by external stakeholders. Additionally, a bad actor could attempt to interfere with the operation of the Ethereum network by influencing a core developer, exploiting vulnerabilities in governance, or manipulating open-source contributions.

If material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable or unwilling to resolve them effectively or in a timely manner, the Ethereum network and an investment in the Trust may be adversely affected.

A prevailing level of transaction fees and/or insufficient staking rewards may adversely impact validator participation, reduce user activity, and affect the usage and security of the Ethereum network, which could diminish trust in the network and adversely affect the value of the Shares.

New ether is created when ether validators stake ether on the Ethereum network and participate in its proof-of-stake consensus mechanism, which records and verifies every ether transaction on the Ethereum blockchain. In return for their services, validators are rewarded with newly created ether and transaction fees paid by users. However, the viability of the Ethereum network heavily depends on the incentives provided to validators. If transaction fees paid by users are not sufficiently high for the validator to cover the expenses for validators or if transaction fees increase to the point of being prohibitively expensive for users, validators may not have an adequate incentive to continue validating and user activity on the network may decline. In August 2021, the Ethereum network implemented the EIP-1559 upgrade, which fundamentally changed how transaction fees are managed on the network. Under the new model, EIP-1559 introduced a base fee that is automatically adjusted based on network congestion. This base fee is burned (i.e., permanently removed from circulation) rather than paid to validators, thereby reducing the total net issuance of ether. As a result, EIP-1559 has introduced deflationary pressure on the overall supply of ether, particularly during periods of high network activity. However, if the base fee mechanism fails to adequately adjust to network congestion, transaction fees could become unpredictable or excessively high, potentially deterring users and developers from utilizing the Ethereum network and the marketplace may be reluctant to accept ether as a means of payment. Additionally, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ether and the value of the Shares.

Further, if the price of ether or the total reward for validating new blocks (including staking rewards and transaction fees) becomes insufficient to cover operational costs and provide a reasonable return, validators may cease participating in the consensus mechanism. Notably, since the Ethereum Merge in September 2022, when ether transitioned from a proof-of-work to a proof-of-stake model, the role of validators has become critical to network security. A significant reduction in validator participation or staked ether on the Ethereum network could expose the Ethereum network to potential security risks, such as malicious actors obtaining sufficient control to alter the blockchain or hinder transactions. Any reduction in confidence in the confirmation process and security of the Ethereum network may adversely affect the Trust’s investments in ether. The amount of new ether earned by staking can be adjusted by protocol changes, and there have been ongoing discussions within the ether developer community regarding potential changes to staking rewards to better align with network demand and security needs. Following the “Merge”, the issuance rate of new ether has been significantly reduced, which, while potentially supporting ether’s value, may also impact validator profitability if transaction fees are not high enough to offset the lower issuance rates.

A sustained decline in transaction fees or staking rewards could diminish validators’ incentives, leading to reduced network security and stability. A reduction in the processing power expended by validators on the Ethereum network could reduce infrastructure security and reduce confidence in the Ethereum network. Decreased demand for ether or reduced security on the Ethereum network may adversely impact an investment in the Shares.

If a malicious actor or botnet obtains control of more than 50% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such an actor or botnet could manipulate the Ethereum blockchain, which could adversely affect the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the staked ether, a malicious actor could delay block finality and temporarily reduce the economic security of the blockchain.
•
“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor could censor transactions or reorder blocks that have not yet been finalized for their own advantage such as “double-spending” their own tokens or extracting more MEV.
•
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the staked ether, a malicious actor could reorder finalized blocks allowing for more damaging long-range attacks.

The success of these types of attacks depends on the malicious actors’ ability to gather an enormous amount of ether and other resources, which serves as the primary practical defense of the network. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the validating power on the Ethereum network, it may be able to delay finality, censor transactions, and reorder blocks to benefit itself while harming the network. Although the malicious actor or botnet would not be able to generate new tokens or forge cryptographic signatures using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not coordinate an honest minority fork, reversing any changes made to the Ethereum blockchain may not be possible. For example, in August 2020, the Ethereum Classic Network, a separate blockchain from Ethereum mainnet, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million.

Although there have been no known reports of malicious activity on, or control of, the Ethereum mainnet, it is believed that certain groups of coordinating or connected ether holders may together have more than 50% of outstanding ether, which if staked and if the users run validators, would permit them to exert authority over the validation of ether transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ether, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or another influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists. Moreover, it is possible that a group of ether holders that together control more than 50% of outstanding ether are in fact part of the initial or core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or existing core developer groups also control more than 50% of outstanding ether, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

The digital asset trading platforms on which ether trades are relatively new, may be non-compliant with applicable regulations, and could negatively impact the value of ether and the value of the Shares.

Digital asset markets, including spot markets for ether, are growing rapidly. The digital asset trading platforms through which ether and other digital assets trade are relatively new and operate in a developing regulatory environment compared to traditional securities or other markets. These platforms operate in a developing regulatory environment, with different jurisdictions imposing varying levels of oversight. To the extent that such digital asset trading platforms are regulated, such platforms may not be in compliance with applicable regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimal predictability. Spot markets for ether may impose daily, weekly, or monthly transaction or withdrawal limits, or in some cases, even customer-specific restrictions. These limits can make it difficult, or at times impossible, to exchange ether for fiat currency, particularly during periods of high market volatility. In some cases, platforms may suspend withdrawals entirely, which can leave users unable to access their funds. Additionally, participating in these markets requires users to assume credit risk by transferring ether from their personal accounts to third-party accounts on the platform. This process introduces the risk of platform insolvency, hacking, or other operational issues, which could result in the loss of funds.

Digital asset trading platforms may not be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the U.S. may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Many of these platforms operate in environments where oversight and enforcement are minimal, increasing the risks of fraud, manipulation, or non-compliance. Even where regulations exist, there is no guarantee that these platforms fully comply with applicable laws, exposing users to potential operational risks and legal uncertainties.

As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as ether on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. Consequently, the marketplace may lose confidence in, or may experience problems relating to, these venues.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of ether trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in ether generally, slow down the mass adoption of ether and result in greater volatility in the market price of ether and the Shares of the Trust. Furthermore, digital asset trading platform failures or the failure of any other major component of the overall Ether ecosystem may impact the Trust’s ability to determine the value of its ether holdings or the ability of the Trust’s Authorized Participants to effectively arbitrage the Shares.

The digital asset trading platforms on which ether trades may be exposed to fraud and market manipulation, which could negatively impact the value of ether and the value of the Shares.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the cryptocurrency markets generally, including ether, such as (i) “wash trading”; (ii) persons with a dominant position in one type of digital assets manipulating its pricing; (iii) hacking of the digital asset network and trading platforms; (iv) malicious control of the digital asset network; (v) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for such digital asset, etc.) or based on the dissemination of false and misleading information; (vi) manipulative activity involving purported “stablecoins,” including Tether; and (vii) fraud and manipulation at the trading platforms of such digital asset.

Wash Trading

Digital asset trading platforms on which ether trades may be susceptible to wash trading, where offsetting trades are entered for non-bona fide reasons, such as the desire to inflate reported trading volumes. This manipulation may be driven by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. Even in the United States, there have been allegations of wash trading even on regulated trading venues. Any actual or perceived false trading in the digital asset trading venue market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ether and/or negatively affect the market perception of ether.

Cyberattacks and Security Breaches of the Ether Trading Platforms

The nature of the assets held at ether trading platforms makes them appealing targets for hackers and a number of ether trading platforms have been victims of cyberattacks and security breaches. Over the past several years, some digital asset trading platforms have been forced to shut down due to cyberattacks and security breaches, often resulting in significant financial losses for their users. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware. For example, the collapse of Mt. Gox, a primary bitcoin exchange that also facilitated ether trading and filed for bankruptcy protection in Japan in late February 2014 after suffering one of the largest security breaches in digital asset history, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences both for users of digital asset trading platforms and for the digital asset industry as a whole.

In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the price of bitcoin fell on other exchanges dropped from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in December 2020, the Russian cryptocurrency exchange Livecoin experienced a major security breach, during which hackers gained control of its servers and manipulated the exchange rates, inflating the prices of bitcoin and ether from their actual values to over $450,000 and $15,000, respectively. Exploiting these artificially inflated prices, the hackers cashed out substantial profits. Without control over its systems, Livecoin was unable to prevent or mitigate the damage, leading to significant financial losses. More recently, in July 2024, the popular Indian cryptocurrency exchange WazirX suffered a significant security breach resulting in the loss of approximately $235 million, which accounted for nearly half of its total reserves. According to its latest Proof of Reserve report, the exchange held assets valued at just over $502 million. The compromised assets included roughly $52 million in Ether, along with various other digital assets.

Front-Running

Digital asset trading platforms may also be vulnerable to front-running, where individuals use technological or market advantages to gain prior knowledge of upcoming transactions. This is often achieved through bots that manipulate gas prices or timestamps to exploit price movements before other market participants. Front-running allows bad actors to profit at the expense of legitimate traders, which can undermine investor confidence in the fairness of digital asset exchanges.

Fraud and Manipulation

Many of ether trading platforms are vulnerable to fraud and market manipulation. The lack of regulatory oversight and transparency creates opportunities for bad actors to exploit the system through practices like insider trading, wash trading, and misappropriation of customer funds. These practices not only harm investors but also undermine confidence in the broader digital asset market, leading to price volatility and financial losses. A prime example of such vulnerability was the collapse of FTX in November 2022, one of the largest digital asset trading platforms at the time. FTX halted customer withdrawals amid growing concerns about its liquidity and impending insolvency, which were soon confirmed by its CEO. Shortly after, FTX’s CEO resigned, and the platform, along with its affiliates, filed for bankruptcy in the United States. Other affiliates initiated insolvency or liquidation proceedings globally. In addition, the DOJ, SEC, and CFTC brought fraud and securities charges against senior FTX executives, accusing them of misusing billions in customer funds and misleading investors about the company’s financial health. During this time, reports emerged that $300 to $600 million in digital assets were suspiciously removed from FTX accounts, although the full nature of these removals remains unclear, raising concerns about possible theft or insider misconduct. The misappropriation of customer funds and lack of transparency led to significant market-wide effects, including a sharp decline in ether’s value.

The potential consequences of a digital asset trading platform’s failure to prevent market fraud and manipulation could lead to negative perceptions about the integrity of ether markets, adversely impacting pricing trends in ether and, in turn, the value of the Shares.

The value of ether may be subject to momentum pricing and may impact the value of an investment in the Shares.

The market value of ether is not based on any kind of claim, nor is it backed by any physical asset. Instead, the market value is primarily driven by supply and demand dynamics, investor sentiment, the expectation of being usable in future transactions and the broader adoption of the Ethereum network. This reliance on market participants’ expectations and confidence contributes to ether’s significant volatility. Furthermore, speculative interest may exacerbate volatility and lead to momentum pricing, where price movements are driven by market trends rather than intrinsic value considerations.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, ether may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of ether, and, in turn, an investment in the Shares.

The value of ether as represented by the Pricing Index may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of ether has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of ether, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in the Shares.

Some market observers have asserted that in time, the value of ether will fall to a fraction of its current value, or even to zero. Ether has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Political or economic crises may motivate large-scale sales of ether, which could result in a reduction in the price of ether and adversely affect the value of an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, ether is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of ether, either globally or locally. Large-scale sales of ether would result in a reduction in its price and adversely affect the value of an investment in the Shares.

Ownership of ether is pseudonymous, and the supply of accessible ether is unknown. Entities with substantial holdings in ether may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of ether and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own ether or the quantity of ether that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early ether adopters hold a significant proportion of the ether that has been created to date. These significant holders of ether are commonly known as “whales.” There are no regulations in place that would prevent a large holder of ether from selling ether it holds. To the extent such large holders of ether engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of ether and adversely affect an investment in the Shares. For example, an early ether investor from the 2014 Initial Coin Offering sold 3,000 ether, valued at approximately $7.6 million in October 2024, following a previous sale of 7,000 ether in July 2024, which led to a 15% decline in ether’s price. In August 2024, several whales offloaded substantial amounts of Ether with one selling 19,000 ether on Coinbase, while another selling 5,145 ETH on Binance, contributing to increased selling pressure in the market.

A significant quantity of ether remains in the hands of whales, representing approximately 43% of the total ether supply, and the process for selling these holdings might not be transparent. Further large-scale sales or distributions by such large holders could exert downward pressure on ether’s price, thereby adversely affecting an investment in the Shares.

Irrevocable nature of Ethereum blockchain-recorded transactions.

Ether transactions recorded on the Ethereum network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Ethereum network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the Ethereum network, an incorrect transfer of ether or a theft of ether generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s ether could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ether. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The Shareholder is solely responsible for providing the Trust or its agent with accurate information with respect to its ether wallet and sending ensuring that their contributions are sent to the correct ether wallet address of the Trust. If a Shareholder’s contributions are sent to the wrong wallet address or are not delivered to the Trust, the Trust will have no liability to the Shareholder. If information provided by a Shareholder proves incorrect, and as a result, ether is not delivered to the Trust, the Trust will have no liability to the Shareholder for the Trust’s good faith reliance on such misinformation.

The loss or destruction of a private key required to access ether may be irreversible. The Ether Custodian’s loss of access to a private key associated with the Trust’s ether could adversely affect an investment in the Shares.

Transfers of ether among users are accomplished via ether transactions (i.e., sending ether from one user to another). The creation of an ether transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular ether, the ether is inaccessible. The custody of the Trust’s ether is handled by the Ether Custodian, and the transfer of ether to and from Authorized Participants is directed by the Sponsor. The Sponsor has reviewed and evaluated the procedures and internal controls of the Trust’s Ether Custodian to safeguard the Trust’s ether holdings. If the Ether Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s ether holdings, and the Trust’s private keys are lost, destroyed or otherwise compromised and no accessible backup, the Trust will be unable to access its ether, which could result in a partial or total loss of the Trust’s ether holdings, leading to adverse impact on the value of an investment in the Shares.

Cybersecurity threats, hacking incidents, and insider fraud also pose significant risks, as malicious actors may attempt to gain control of these private keys, resulting in theft of the Trust’s ether holdings. Any such misappropriation would severely impact the Trust’s financial position, potentially causing the Trust to lose some or all of its ether. The use of third-party service providers, including the Ether Custodian and other intermediaries involved in the Trust’s ether transactions, may also introduce additional risks related to operational failures, insolvency, or negligence, which could lead to a loss of ether holdings and adversely affect the value of an investment in the Shares.

A disruption of the internet may affect Ethereum network operations, which may adversely affect the ether industry and the value of an investment in the Shares.

The Ethereum network relies on the internet. A significant disruption of internet connectivity, whether regional or global, could halt or delay transaction processing and consensus operations on the Ethereum network until such disruptions are resolved. In the past, variants of digital assets have experienced denial-of-service (“DoS”) attacks, leading to temporary delays in block creation and asset transfers. While the Ethereum network has implemented protections against such attacks, the risk of temporary service disruptions remains.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and validators are connected to one another by isolating portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Ethereum network, participants may lose faith in the security of Ether, which could affect bictoin’s value and consequently the value of the Shares.

Any internet failures, connectivity-related attacks, or other operational disruptions that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of an investment in the Shares.

Decentralized governance of the Ethereum network and potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the Ethereum network, is achieved through voluntary consensus and open competition among participants. While this promotes decentralization, it can lead to challenges in reaching consensus or responding quickly to issues, potentially hindering such network’s utility and ability to grow and face challenges. Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ether network community, may also introduce risks that adversely affect the Ethereum network.

The Ethereum network is maintained by an informal group of core developers who propose amendments to its open-source code. While these developers can suggest changes, any modifications require consensus from the network’s participants— validators, node operators, and users—to be implemented, reflecting the decentralized nature of Ether. Historically, flaws in the source code of digital asset networks have been discovered and exploited, leading to disabled functionality for users, exposure of personal information, or theft of digital assets. For instance, in March 2024, a vulnerability in the Ethereum network’s Sepolia testnet allowed attackers to create blocks that some nodes would accept while others would reject, which was promptly rectified by the community through software updates. The cryptography underlying Ether is currently considered secure, but it could potentially be compromised by future advancements in mathematics or technology, such as developments in quantum computing. In such circumstances, malicious actors might be able to steal ethers held by others, adversely impacting the demand for ether and thus decreasing its price and the value of the Shares. Even if a digital asset other than Ether were affected by similar issues, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including Ether, and therefore adversely impact the value of the Shares.

Amendments to the Ethereum network’s source code proposed by core developers, if accepted by a significant majority of participants and stakeholders, could alter the protocols and software of the Ethereum network, potentially affecting the properties of ether. Such changes may have unpredictable effects on the value of ether, depending on the community’s reception. These alterations occur through software updates and could impact features such as transaction speed, fee structures, or introduce new functionalities. While fundamental changes like altering the issuance rate of ether or reversing transaction irreversibility are theoretically possible, they are highly unlikely due to the decentralized consensus mechanism and the community’s strong commitment to Ether’s core principles. Alternatively, software upgrades and other changes to the Ethereum network’s protocols could fail to work as intended or introduce bugs, coding defects, or security vulnerabilities. Such issues could adversely affect the speed, security, usability, or value of the Ethereum network and ether itself. As a result, future changes to the Ethereum network’s protocols and software may adversely affect an investment in the Trust.

Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Ether on GitHub.com. These developers gain influence through their ongoing contributions but are constrained by the decentralized nature of the network. In other words, the Ethereum network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, in 2024, a vulnerability in one of programming languages used to write certain Ethereum smart contracts was discovered on the Ethereum blockchain, exposing certain smart contracts to potential exploitation, resulting in substantial financial losses for affected parties. Although patches were quickly released, concerns about the effectiveness of these solutions remain, underscoring the governance challenges in resolving security risks. To the extent lack of clarity in corporate governance of the Ethereum network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

New competing digital assets may pose a challenge to ether’s current market dominance, resulting in a reduction in demand for ether, which negatively impact its price and may have a negative impact on the performance of the Trust.

Ethereum faces significant competition from other digital assets, as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that ether will become a dominant form of payments, store of value or method of exchange.

The Ethereum network and ether, as an asset, hold a “first-to-market” advantage over other smart contract platforms. This advantage has led to the Ethereum network evolving into one of the most well-developed networks of any digital asset, particularly for the creation of decentralized applications and smart contracts. The Ethereum network enjoys the largest user base of any smart contract platform. However, despite this initial advantage, potential shortcomings in the Ethereum network—such as scalability issues, security vulnerabilities, or delays in implementing planned upgrades like Ethereum 2.0—could diminish its popularity and acceptance. Additionally, technological advancements, regulatory changes, or the emergence of competing digital assets offering faster settlement times, lower transaction fees, or reduced energy consumption could challenge Ethereum’s dominance. For instance, platforms like Solana and Cardano have been developed to address some of Ethereum’s limitations, including scalability and energy efficiency. If these or other digital assets gain widespread adoption, they may reduce demand for ether, adversely affecting its value and, consequently, the value of investments in the Trust.

Also, ether is one of the few virtual currencies for which there are strong arguments that ether is not a “security” under federal securities laws. Regulatory changes or guidance that result in other virtual currencies not meeting the definition of “security” will reduce advantages associated with ether’s current regulatory status, which could adversely impact an investment in the Shares. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Ethereum network; for example, allowing faster settlement times, reducing transaction fees, or reducing electricity usage in connection with validating. If these digital assets are successful, such success could reduce demand for ether and adversely affect the value of ether and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of ether and, therefore, of the Trust.

Competition from CBDCs and emerging payments initiatives involving financial institutions could adversely affect the value of ether and the value of an investment in the Shares.

Central banks in various countries are actively developing digital forms of legal tender, known as CBDCs. For example, China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in live pilot programs across multiple cities. As of December 2024, central banks representing at least 134 countries have published work on retail or wholesale CBDCs, ranging from initial research to advanced pilot projects. Whether or not CBDCs incorporate blockchain or similar technologies, they hold certain competitive advantages over cryptocurrencies like ether, particularly because they are legal tender within their issuing jurisdictions. CBDCs could potentially replace or compete with ether and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also launched cooperative initiatives and consortia with private sector entities, aiming to leverage blockchain and other technologies to reduce friction in cross-border and interbank payments and settlement processes, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. These efforts aim to reduce friction and improve efficiency in financial transactions, which could lessen demand for ether as an alternative payment method. As CBDCs and similar technologies gain traction, the demand for ether may decline, leading to a potential decrease in its value. This decline could adversely affect an investment in the Shares.

The price of ether may be affected due to stablecoins (including Tether and USD Coin, or USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that certain stablecoins, particularly Tether, are improperly issued without sufficient backing which, when the stablecoin is used to pay for ether, could cause artificial rather than genuine demand for ether, artificially inflating the price of ether. There are also allegations that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims of maintaining sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or to cease operating on the Ethereum network, demand for ether used to pay the gas fees for ERC-20 Tether transactions and a substantial source of demand for ether could decline, which may cause the price of ether to decrease. Any material decrease in the value of ether could negatively affect the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. An affiliate of the Sponsor acts as investment manager to a money market fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at $1.00, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has managed to restore its peg to $1.00 and has not experienced a depegging event of similar magnitude. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could affect stablecoin operations, and adversely affecting the value of the Shares. An affiliate of the Sponsor also has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or to cease operating on the Ethereum network, demand for ether used to pay the gas fees for ERC-20 USDC transactions could decline, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, and negatively affect the value of the Shares.

Some stablecoins have been alleged to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. In another example, the District

Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin TerraUSD (UST), a U.S. dollar stablecoin issued by Terra Labs, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. If a widely used stablecoin were legally determined to be a security, this could trigger mass redemptions and broader instability in the digital asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity and actual stability can have a significant impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to significant market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

Congestion or delays in the Ethereum network may delay purchases or sales of ether by the Trust.

The Ethereum network’s transaction capacity is currently limited, and its transaction rate remains significantly lower than that of centralized systems. Ethereum’s scalability is constrained by block size and gas limits, which can lead to congestion and high transaction fees, particularly during peak usage periods. Solutions like sharding and Layer-2 scaling options—such as Optimism, Arbitrum, and Polygon—have been introduced to improve scalability by processing transactions off-chain or distributing them across network “shards,” thereby reducing congestion on the main chain. Despite these advances, surges in transaction volume may still result in delays and elevated costs. Additionally, network disruptions, unforeseen system failures, or connectivity issues could further impact transaction recording on the Ethereum network

Any delay in the Ethereum network could affect an Authorized Participant’s ability to buy or sell ether at advantageous prices, potentially resulting in decreased confidence in the Ethereum network. Over the longer term, persistent delays in confirming transactions could reduce ether’s attractiveness to merchants and other commercial parties as a means of payment. As a result, the Ethereum network and the value of the Trust could be adversely affected.

Risks Associated with the Pricing Index, ERR and CME Ether Real Time Price

The limited history and methodological risks of the Pricing Index, ERR, and CME Ether Real Time Price could cause inaccuracies in ether prices, potentially undermining investor confidence in the Trust’s ability to accurately track ether prices, which could negatively affect the value of an investment in the Shares.

The Pricing Index, which was introduced on February 28, 2022, is based on materially the same methodology (except calculation time) as the ERR, which was first introduced on June 4, 2018, and is the rate on which ether futures contracts are cash-settled in U.S. dollars at the CME. The Pricing Index and the ERR have a limited history and their value is an average composite reference rate calculated using volume-weighted trading price data from the Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess Pricing Index’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Index, including the Constituent Platforms. The Benchmark Provider does not have any obligation to take into consideration the needs of the Trust, the Shareholders, or anyone else in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Index will appropriately track the price of ether in the future. Neither the CME Group nor the Benchmark Provider has any obligation to take into consideration the needs of the Trust or the Shareholders in determining, composing, or calculating the Pricing Index or in the selection of the Constituent Platforms used. The Constituent Platforms are chosen by the Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee.

Although the Pricing Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Index price. Moreover, there may be variances in the prices of ether on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Pricing Index provides a U.S. dollar-denominated price of ether based on the volume-weighted price of ether on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform may not be equal to the value of ether as represented by the Pricing Index. It is possible that the price of ether on the Constituent Platforms could be materially higher or lower than the Pricing Index price.

The Constituent Platforms used by the Pricing Index as pricing sources are major ether trading venues that facilitate the buying and selling of ether and other digital assets. Neither the CME Group nor the Benchmark Provider guarantees the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. While many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. The Bridging Regulation and Innovation for Digital Global and Electronic Digital Assets Act (the "BRIDGE Digital Assets Act"), introduced in September 2024, remains under active consideration in the U.S. Congress. The BRIDGE Digital Assets Act seeks to address some of these concerns by establishing a Joint Advisory Committee on Digital Assets comprising members from both the SEC and CFTC to help shape clearer regulations for digital assets. In January 2025, President Trump issued an Executive Order, “Strengthening American Leadership in Digital Financial Technology,” signaling the administration’s intent to promote responsible innovation in the digital asset space. In February 2025, the House Financial Services Committee’s Subcommittee on Digital Assets, Financial Technology, and Artificial Intelligence held a hearing titled “A Golden Age of Digital Assets: Charting a Path Forward,” emphasizing the need for clearer rules to support industry growth while ensuring consumer protection. These initiatives suggest creating a defined regulatory framework for the cryptocurrency markets, which could enhance market stability and provide greater clarity for exchanges operating within the U.S. However, until such a regulatory framework is implemented, exchanges will remain largely unregulated. For these reasons, among others, purchases and sales of ether may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of ether used in Pricing Index calculations and, therefore, could adversely affect the ether price as reflected by the Pricing Index.

The Constituent Platforms have changed over time. For example, on January 25, 2019, ItBit was suspended from the Pricing Index due to data quality issues, which suspension was lifted on February 1, 2019 after the Benchmark Provider confirmed that data quality assurance measures were in place to identify the errors that the ItBit data contained through a full match of parameters. On August 30, 2019, Gemini was added to the Pricing Index. On October 28, 2019, Coinbase was added to the Pricing Index. On May 3, 2022, LMAX Digital was added to the Pricing Index. The Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee, may remove or add Constituent Platforms in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the Pricing Index, see the section entitled “CME CF Ether Reference Rate – New York Variant (Pricing Index)” under Item 1 – Business of this Annual Report.

The Trust utilizes the Pricing Index to establish its NAV and NAV per Share. To the extent the Pricing Index price differs materially from the actual prices available on a Constituent Platform or the global market price of ether, or if the Pricing Index experiences changes in its calculation methodology, this could lead to a misalignment between the Share price and the global market price of ether. Such discrepancies could undermine investor confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the Pricing Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

The CME Ether Real Time Price also has a limited history and shares some of the same structural and methodological features and risks as the Pricing Index. The Trust utilizes the CME Ether Real Time Price to establish its ITV. While investors are capable of assessing the intra-day movement of the price of the Shares and the ether market price of ether, Shareholders may use the ITV as a data point in their assessment of the value of the Shares. In the event that the CME Ether Real Time Price is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact the utility of the ITV to Shareholders.

Systems failures or errors by the Benchmark Provider could lead to inaccurate Pricing Index calculations, potentially resulting in misalignment of the Trust’s NAV and share price with the global market price of ether, which could negatively affect the value of an investment in the Shares.

If the computers or other facilities of the Benchmark Provider, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Pricing Index may be delayed. Such malfunctions could cause errors in Pricing Index data or in the computation and construction of the Pricing Index. These errors might not be identified or corrected promptly, or potentially not at all, which could adversely impact the Trust and its Shareholders.

Trust utilizes the Pricing Index to establish its NAV and NAV per Share. Any errors or delays in the Pricing Index could lead to inaccuracies in the NAV and NAV per Share, resulting in a different investment outcome for the Trust and its Shareholders than if these events had not occurred. Losses or costs associated with such errors or other risks would generally be borne by the Trust and its Shareholders. Neither the Sponsor nor its affiliates or agents provide any guarantees regarding the accuracy or timeliness of the Pricing Index.

If the Pricing Index is not available, or if the Sponsor determines, in its sole discretion, that the Pricing Index does not reflect an accurate ether price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when determining the fair value of ether, the Sponsor may consider all relevant factors available at the time of valuation, and may be based on analytical values determined by the Sponsor using third-party valuation models. In accordance with its valuation policies, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of ether provided by a secondary pricing source (the “Secondary Source”). If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable, the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” ether will be a common occurrence.

To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of ether, this could lead to a misalignment between the Share price and the global market price of ether. Such discrepancies could undermine investor confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the market price for ether, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

The Sponsor can discontinue using the Pricing Index and use a different pricing or valuation methodology, which could negatively affect the Trust’s performance and the value of an investment in the Shares.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Index price of ether differs materially from the global market price of ether and/or that third parties are able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Index price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Index, it will provide Shareholders with notice through a current report on Form 8-K or in the Trust’s annual or quarterly reports. The adoption of a new pricing methodology could affect the Trust’s NAV calculations and may negatively affect the Trust’s performance and the value of an investment in the Shares.

The Pricing Index price used to calculate the value of the Trust’s ether may be volatile, adversely affecting the value of an investment in the Shares.

The price of ether on public digital asset trading platforms has historically been highly volatile, influenced by various factors such as market demand, regulatory developments, and operational interruptions. While the Pricing Index is designed to mitigate exposure to interruptions on individual digital asset trading platforms, it still reflects the inherent volatility of the broader digital asset markets. Such volatility could adversely impact the value of the Shares.

Additionally, the number of liquid and credible digital asset trading platforms is limited, which constrains the composition of the Pricing Index. If a Constituent Platform faces regulatory scrutiny, extreme price fluctuations, or other market disruptions, the Benchmark Provider has limited options to promptly remove such a platform from the Pricing Index. This could distort the price of ether as represented by the Pricing Index, potentially affecting the accuracy of the Trust’s NAV and, consequently, the value of the Shares. Trading occurring on a limited number of platforms may also result in less favorable pricing and decreased liquidity for ether, further contributing to market volatility and potentially having an adverse effect on the value of the Shares.

The Pricing Index price used to determine the Trust’s NAV may not align with GAAP, potentially leading to significant discrepancies in the Trust’s financial statements, which could impact investors’ perception of the value of an investment in the Shares.

The Trust determines the NAV of the Trust on each business day based on the value of ether as reflected by the Pricing Index. However, the methodology used to calculate the Pricing Index price may not be consistent with GAAP. In cases where the Pricing Index is deemed inconsistent with GAAP, the Trust would be required to use an alternative pricing source that aligns with GAAP for its periodic financial statements. As a result, the NAV reported in the Trust’s periodic financial statements, which is based on this GAAP-consistent pricing source, may differ—sometimes significantly—from the NAV determined using the Pricing Index pricing. This discrepancy arises because the price of ether in U.S. dollars or other currencies available from various data sources may not match the prices used in the Pricing Index calculation. Additionally, the creation and redemption of Baskets, the Sponsor Fee, and other expenses borne by the Trust are determined using the daily NAV based on the Pricing Index. the NAV calculated using the Pricing Index. Any discrepancies between the Pricing Index-based NAV and the GAAP-compliant NAV reported in financial statements could impact investors’ perception of the Trust’s valuation, potentially adversely affecting the value of an investment in the Shares.

Non-concurrent trading hours between the Exchange and digital asset trading platforms, including the Constituent Platforms of the Pricing Index, may cause the Shares to trade at a discount or premium relative to the NAV, leading to potential gaps in trading price of the Shares on the Exchange.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and various digital asset trading platforms, including the Constituent Platforms of the Pricing Index. While U.S. equity markets are open for trading in the Shares for a limited period each day, the ether market is a 24-hour marketplace. However, trading volume and liquidity on the ether market are not consistent throughout the day and digital asset trading platforms, including the larger-volume markets, have been known to shut down temporarily or permanently due to security concerns, directed denial-of-service attacks and other reasons.

During times when U.S. equity markets are open but large portions of the ether market are either lightly traded or are closed, trading spreads and the resulting premium or discount on the Shares may widen. This can result in the Shares trading at a significant premium or discount relative to their NAV, potentially affecting an investment in the Shares if they are bought or sold during such periods. Conversely, when U.S. equity markets are closed but digital asset trading platforms are open, significant changes in the price of ether could result in a difference in performance between the price of ether and the most recent Share price. If the price of ether drops substantially during these hours, the trading price of the Shares may “gap” down to reflect this change when U.S. markets reopen. Investors may not be able to sell their Shares during this period to mitigate losses, which could have an adverse effect on the value of their investment.

The non-concurrent trading hours between the Exchange and digital asset trading platforms create the risk of misalignment between the NAV and the trading price of the Shares, exposing investors to potential pricing discrepancies, potentially adversely affecting the value of an investment in the Shares.

Risks Associated with Investing in the Trust

Investing in ether through the Trust is speculative and involves a high degree of risk, including the potential loss of the entire investment.

Investing in ether and, consequently, the Trust, is speculative. The price of ether is volatile, and predicting market movements is challenging due to rapidly changing supply and demand dynamics. Factors such as regulatory changes, interest rates, credit availability, credit defaults, inflation, and general economic uncertainty can significantly impact ether’s market price. As a result, all investments made by the Trust carry the risk of capital loss.

In addition, the value of the Shares may be influenced, either directly or indirectly, by a variety of factors unrelated to the price of ether. These factors include, but are not limited to, the following:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ether have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Ether Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy-enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm, or
•
Speculative activities, including short selling of the Shares, could exacerbate price volatility. In the event of a significant short exposure that surpasses the available supply of Shares, a “short squeeze” could occur. Investors holding short positions may be forced to repurchase Shares at a premium, driving up the price significantly until new Shares are created, which could lead to volatile price movements in the Shares.

Furthermore, the Trust’s performance will not directly reflect the returns an investor would realize by holding or purchasing ether directly. The differences in performance may be due to factors such as fees and transaction costs. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops. See the risk factor entitled “Shareholders may not receive the benefits of any forks or “airdrops”" above for more details. The Trust is a passive investment vehicle, meaning the Sponsor does not actively manage the ether holdings. There is no buying or selling of ether in response to price changes, nor the use of hedging techniques to mitigate losses from price decreases.

Investing in the Shares involves a high degree of risk, including the possibility of losing the entire investment. There is no guarantee or representation that the Trust’s investment program will be successful, achieve its investment objective or return the invested capital to investors, and investment results may vary.

Limited history and potential illiquidity in ether markets may exacerbate losses and increase variability between the Trust’s NAV and ether’s market price.

Ether is a novel asset with a limited trading history compared to more established financial instruments. This limited history, combined with its volatility, means that the markets for ether may be less liquid and more susceptible to price swings. Unlike traditional commodities or securities markets, the ether market can experience wide fluctuations due to the relatively small volume of buy and sell orders, particularly during periods of market stress or low liquidity. This lack of liquidity can make it challenging to execute trades at specific prices, increasing the difficulty of liquidating positions or finding suitable counterparties at reasonable costs during market disruptions.

Furthermore, the Trust’s large ether positions may exacerbate these liquidity issues. Should the Trust need to sell significant portions of its holdings, the size of the position could magnify the illiquidity risks, leading to further losses as the Trust may struggle to find buyers without driving prices down. This situation is worsened by the concentration of the Trust’s investments in ether, a single, highly volatile asset.

Additionally, the limited historical performance of ether as an asset means that investors have less information to assess potential risks and rewards. Although ether has shown both periods of significant growth and significant drawdowns, its short-term volatility remains a concern. Investors in ether or related products like the Trust may encounter sharp market corrections that could take years to recover from, as seen in past market cycles. While ether’s volatility has decreased over time, it still poses significant risks, especially in less liquid markets. These factors could cause greater variability between the Trust’s NAV and its market price, potentially leading to losses for investors during times of market disruption.

The Trust may create or redeem Baskets at a value that differs from the market price of the Shares due to discrepancies between the NAV, as determined by the Pricing Index, and the actual market price of ether.

The Trust utilizes the Pricing Index to establish its NAV, which will change as fluctuations occur in the market price of the Trust’s ether holdings. However, the public trading price per Share may be different from the NAV for a number of reasons, including ether price volatility; trading activity in the Shares; and potential disruptions in digital asset trading platforms due to fraud, failure, and security breaches. Additionally, supply and demand forces in the secondary trading market for Shares are related, but not identical, to those influencing the market price of ether. See the section entitled “Risks Associated with the Pricing Index, ERR and CME Ether Real Time Price” under Item 1A – Risk Factors of this Annual Report for more details.

An Authorized Participant may be able to purchase or redeem a Basket at a discount or a premium to the public trading price per Share, which may cause discrepancies in the Trust’s exposure to ether. The size of the Trust in terms of total ether held may also change substantially over time and as Baskets are created and redeemed. In the event that the value of the Trust’s ether holdings or ether holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

In addition, the use of cash creations and redemptions may cause Shares to trade in the market at greater bid-ask spreads or greater premiums or discounts to their NAV per Share. Currently, the Trust only creates and redeems Shares for cash, which introduces the possibility of “slippage”—where the Trust might pay a higher price for ether than the value indicated by the Pricing Index. While transactions in any asset are subject to the risk of slippage, it is possible that transactions in digital assets may be more susceptible. The Trust seeks to minimize the risk of slippage by basing the amount of cash an Authorized Participant is required to deposit to consummate a creation order for Baskets on the price the Trust actually paid for the ether rather than on the value of ether ascribed by the Pricing Index. Nonetheless, there can be no guarantee that the Trust will not be adversely affected by slippage from time to time. This use of cash for creations and redemptions also limits the tax efficiency of the Trust and incurs transaction costs it would not otherwise have incurred if it received and distributed ether in-kind and was not required to purchase and sell ether in connection with creation and redemption orders.

If the Trust were to transition to creating and redeeming Shares in exchange for ether, it would first need to seek certain regulatory approvals, including an amendment to the Exchange’s listing rules and an amendment to the Trust’s Registration Statement. There can be no guarantee that the Trust will be successful in obtaining such regulatory approvals, and the timing of any such approvals is unknown. If the Trust is successful in obtaining the necessary regulatory approvals to allow for creations and redemptions in kind, the Trust will notify Shareholders through a current report on Form 8-K or in its annual or quarterly reports.

Buying and selling activity from Basket purchases and redemptions, along with potential suspension or rejection of purchase or redemption orders, may adversely affect the liquidity and the value of an investment in the Shares.

The Trust’s activities related to the purchase and redemption of Baskets may significantly impact the market price of ether and, consequently, the value of the Shares. There is no limit on the number of ether the Trust may acquire, other than practical constraints on the available supply of ether, as the original Ethereum protocol did not establish an overall cap on the number of ether in existence, and any limitations on the number of Shares registered by the Trust. The Sponsor’s purchase of ether in connection with Basket creation and purchase orders may cause the price of ether to increase, which will result in higher prices for the Shares. Increases in the ether prices may also occur as a result of ether purchases by other market participants who attempt to benefit from an increase in the market price of ether when Baskets are created, potentially causing the market price of ether to decline immediately after Baskets are created.

Conversely, when the Sponsor sells ether in connection with Basket redemption orders, this activity may decrease the ether prices, which will result in lower prices for the Shares. This selling pressure could be amplified by other market participants selling ether, further impacting its price. In addition, other exchange-traded products or large private investment vehicles with similar investment objectives, if developed, could represent a substantial portion of demand for ether at any given time. The sales and purchases by such investment vehicles may impact the price of ether. Any decline in the price of ether due to these market dynamics will generally result in a corresponding decline in the trading price of the Shares and adversely affect an overall return on the Shares.

Investors may also be adversely affected if purchase or redemption orders are postponed, suspended, or rejected under certain circumstances. The Trust may, in its discretion, suspend the right to purchase or redeem or postpone settlement dates in specific situations, such as (i) when the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (ii) during emergencies that make fulfillment of a purchase order or the redemption distribution impracticable (e.g., as a result of an interruption in services or availability of the Prime Execution Agent, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, Ethereum network outage, or similar event), or (iii) when necessary to protect Shareholders (e.g., where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful.

Any such postponement, suspension or rejection could adversely impact a redeeming Authorized Participant and affect how the Shares are traded and arbitraged in the secondary market, which could cause Shares to trade at premiums or discounts that are materially different from the value of their underlying ether. This could adversely affect the liquidity of Shares and the value of an investment in the Shares.

Arbitrage transactions intended to align the price of Shares with the actual price of ether may be disrupted if the process for the creation, purchase and redemption of Baskets encounters difficulties, which may adversely affect the value of an investment in the Shares.

Arbitrage transactions are designed to keep the price of the Shares closely aligned with the price of ether. However, if the processes of creation and redemption of Shares, which depend on timely transfers of ether to and by the Ether Custodian, encounter any unanticipated difficulties, it could adversely affect these arbitrage opportunities. Such difficulties may arise due to factors such as the price volatility of ether, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent or Ether Custodian, the closure of ether trading platforms due to fraud, failures, or security breaches.

Additionally, network outages or congestion, spikes in transaction fees required by validators, or other problems or disruptions affecting the Ethereum network, could impede the processing of transactions. This may prevent Ether Trading Counterparties from depositing or withdrawing ether from their custody accounts, subsequently impacting the creation or redemption of Baskets. If these processes are disrupted, potential market participants, such as the Authorized Participants and their customers, may be deterred from engaging in arbitrage transactions due to the risk that they may not realize their expected profits.

In cases where Ethereum network encounters outages or other issuers, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether. This could result in the Shares trading at a premium or discount to their NAV. Furthermore, in the event that the market for ether becomes relatively illiquid and thereby materially limiting opportunities for arbitraging by delivering ether in return for Baskets, the price of Shares may diverge from the value of underlying ether, potentially leading to adverse effects on an investment in the Shares.

Shareholders do not have statutory shareholder rights, and amendments to the Trust Agreement or Sponsor Agreement may occur without shareholder consent, potentially imposing new fees or altering shareholder rights.

Shareholders are not entitled to the statutory rights typically associated with ownership of corporate shares. By acquiring Shares, investors take no part in the management or control of the Trust and have no voice in its operations or business, except as required under applicable federal law or the rules and regulations of the Exchange. Investors do not have the right to elect directors, receive dividends, vote on matters related to the issuance of Shares, or participate in other actions typically afforded to corporate shareholders. The Trust may conduct stock splits or reverse splits without shareholder approval and will not hold regular shareholder meetings. The shareholder rights are limited to those described under “A Description of Registrant's Securities” included as Exhibit 4.1 to this Annual Report.

Additionally, the Sponsor and the Trustee have the authority to amend the Trust Agreement or Sponsor Agreement without Shareholder consent. The Sponsor determines the method and content of any notice regarding such amendments, which may be provided on the Trust’s website, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

If an amendment to the Trust Agreement or Sponsor Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or adversely affects a substantial right of Shareholders, it will become effective 30 days after notice of such amendment is provided to registered owners of outstanding Shares. Since most Shareholders are not registered owners, they may not receive specific notice of fee increases other than through information available on the Trust’s website or the SEC filings made by the Trust.

By continuing to hold Shares after an amendment becomes effective, Shareholders are deemed to agree to and be bound by the Trust Agreement and Sponsor Agreement as amended, regardless of whether they have explicitly agreed to the changes. These limitations on Shareholder rights and the ability of the Sponsor and Trustee to modify agreements without direct consent could result in changes to the Trust that impose additional fees or impact the investment in ways that Shareholders may not anticipate.

The Trust may face challenges in consistently achieving its investment objective due to various factors including operational limitations, management experience, and asset concentration risks.

There is no guarantee that the Trust will consistently achieve its investment objective. Several factors could impede its ability to meet this objective, including:

•
The Trust’s ability to efficiently purchase and sell ether to facilitate creation and redemption orders.
•
Transaction fees associated with the Ethereum network, which could affect the Trust’s performance.
•
Market conditions, such as illiquidity or disruptions in the ether market, impacting the Trust’s ability to execute trades.
•
The impact of rounding Share prices to the nearest cent and valuation methodologies, which may not precisely reflect the value of the Trust’s ether holdings.
•
The need to adjust the Trust’s portfolio to comply with investment restrictions, regulatory requirements, or tax laws.
•
Unexpected closures of ether markets, preventing Authorized Participants from executing intended portfolio transactions.
•
Potential operational or methodological issues with the Pricing Index that result in inaccurate representation of the Trust’s ether value.
•
The influence of accounting standards on the Trust’s valuation.

Additionally, the Sponsor and its management have limited experience in managing an ether exchange-traded product, a novel type of investment vehicle. The Sponsor is not registered as an investment adviser under the Investment Advisers Act of 1940 or as a commodity pool operator or commodity trading adviser under the Commodity Exchange

Act. This lack of a track record may impact the Sponsor’s ability to effectively manage the Trust, potentially leading to operational issues.

Furthermore, the Trust’s investment strategy is highly concentrated in a single asset class: ether. Unlike diversified funds, this concentration increases the Trust’s exposure to market risks associated with ether. As a result, any decline in the value of ether is expected to directly reduce the value of the Trust without the benefit of diversification to offset potential losses.

Given these factors, the Trust may encounter difficulties in consistently achieving its investment objective, which could adversely affect the value of an investment in the Shares.

The Trust’s operations rely heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interests could adversely impact the Trust’s management and stability and the value of the Shares.

The Trust relies heavily on the Sponsor’s management and key personnel for its operations. As the Sponsor is leanly staffed, any departure or unavailability of key personnel could significantly disrupt the Trust’s operations and adversely affect the Sponsor’s ability to effectively manage the Trust. These key individuals allocate their time and resources across multiple responsibilities, and if their attention is diverted or if they are unable to perform their duties, the overall management of the Trust could be adversely affected. Furthermore, investors cannot be assured that the Sponsor will be able to continue servicing the Trust indefinitely. If the Sponsor discontinues its services, whether due to unwillingness or inability, the Trust could be negatively impacted. In such an event, a substitute Sponsor may be appointed; however, there is no guarantee that a replacement will ensure the continued smooth operation of the Trust. Even if a new Sponsor is found, it may not prove beneficial to the Trust or an investment in the Shares, potentially leading to the termination of the Trust.

Additionally, conflicts of interest may arise between the Sponsor, its affiliates, and the Trust. In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties. Conflicts of interest may arise as a result of:

•
Sponsor and its affiliates will be indemnified pursuant to the Trust Agreement;
•
The Sponsor’s allocation of resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which they may owe fiduciary duties, the determination of which is the responsibility of the Sponsor and its affiliates;
•
The staff of the Sponsor may also directly or indirectly serve affiliates and clients of the Sponsor;
•
The Trust Agreement does not prohibit the Sponsor, its respective affiliates and their respective officers and employees from engaging in other businesses or activities that might be in direct competition with the Trust;
•
The Sponsor and its staff may take direct positions in ether or in other investments, or may advise other clients to take such positions, that may be in conflict with the investment objective of the Shares or that may be of a size that could impact the price of ether;
•
There has been no independent due diligence conducted with respect to this offering, where applicable, and there is an absence of arm’s-length negotiation with respect to certain terms of the Trust;
•
The Sponsor decides whether to obtain third-party services for the Trust.

By investing in the Shares, investors agree and consent to the provisions set forth in the Trust Agreement. For a further discussion of the conflicts of interest among the Sponsor, the Trust and others, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Annual Report

Given the integral role of the Sponsor, any change in its personnel, service capabilities, or willingness to continue as sponsor could have material adverse effects on the Trust’s operations, potentially leading to its liquidation and the subsequent decline in the value of the Shares.

The market for the Shares relies heavily on active participation from Authorized Participants, and any reduction or disruption in their activities could adversely affect the liquidity and price of the Shares.

The Trust’s reliance on a limited number of Authorized Participants to facilitate the creation and redemption of Shares is critical to maintaining an active and efficient trading market. If one or more Authorized Participants or market makers with significant interests in the Shares reduce or withdraw their participation, it could diminish the liquidity of the Shares and potentially result in a decline in their market price, leading to a divergence from the NAV and causing investors to incur losses.

The inherent volatility of ether and the stability of the underlying digital asset trading platforms further complicate this dynamic. Ether trades on multiple digital asset platforms that are not regulated like traditional exchanges, which may experience frequent technical disruptions, security incidents, or regulatory actions. Such issues could impair the ability of Authorized Participants to engage in arbitrage and manage liquidity effectively. In a highly volatile market or in the event of platform disruptions, maintaining continuous liquidity could become particularly challenging for Authorized Participants, causing trading in the Shares to deviate significantly from their NAV.

Additionally, many of the Trust’s Authorized Participants are involved in competing exchange-traded ether products. This overlapping involvement may lead to reduced focus or conflicts of interest, making it more difficult for the Trust to retain or engage these critical market participants. Because Authorized Participants are not contractually obligated to create or redeem Shares, a decision by multiple Authorized Participants to limit or cease their activities could lead to a material reduction in the liquidity of the Shares. Consequently, trading in the Shares could occur at sustained premiums or discounts relative to the NAV, potentially resulting in unfavorable pricing and increased volatility for investors.

Moreover, Shareholders who are not Authorized Participants must buy or sell their Shares in secondary markets, where prices may be significantly impacted by the limited participation of Authorized Participants. If secondary market conditions are adversely affected by a lack of Authorized Participant involvement, it could further impair the value of the Shares and hinder investors’ ability to transact at prices that reflect the true value of the underlying ether holdings. Thus, disruptions or limitations in Authorized Participants’ activities could have a broad and adverse effect on the Trust’s ability to achieve its investment objectives, resulting in a reduction in the value of the Shares.

The inability of Authorized Participants and market makers to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers generally want to hedge their exposure in connection with Basket purchase and redemption orders to manage risk. To the extent Authorized Participants and market makers are unable to efficiently hedge their exposure due to market conditions – such as insufficient ether liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of ether, wide spreads across ether trading platforms, or the closure of ether trading platforms due to fraud, failures, security breaches or other failures - this could lead to a reduction in their ability to purchase or redeem Baskets. These conditions could also disrupt liquidity and adversely affect the trading price of the Shares.

In addition, the hedging mechanisms employed by Authorized Participants and market makers, such futures contracts, to hedge their exposure to ether may not always function as intended during periods of market stress. For example, the ether futures market, although growing, has a limited history and may be less liquid, more volatile, and more susceptible to rapid market fluctuations compared to more established futures markets. Inability to hedge through futures due to liquidity constraints or regulatory changes may further impede the ability of Authorized Participants to manage their exposure, potentially reducing liquidity in the Shares and increasing price volatility.

The reduced ability of Authorized Participants to hedge may result in wider spreads and increased volatility in the price of the Shares, especially during periods of significant market disruption. This could lead to unfavorable execution prices, increasing the risk that investors may not be able to buy or sell Shares at desired prices, potentially causing financial losses. Given the interdependencies between ether liquidity, market hedging strategies, and the ability of market participants to execute trades, disruptions in any part of the cryptocurrency ecosystem may increase risks for investors and adversely affect the liquidity of Shares and the value of an investment in the Shares.

Security threats and cyber-attacks could result in the halting of Trust operations, a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, and hacking have become persistent concerns in the realm of digital assets, particularly due to the pseudonymous nature of the Ethereum blockchain, which can make thefts difficult to trace and recover. Ether and other digital assets have been targets of numerous thefts in the past, making them attractive for malicious actors. Cybersecurity failures at any of the Trust’s service providers—including, but not limited to, the Transfer Agent, Marketing Agent, Administrator, Cash Custodian, and Ether Custodian—could cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust’s reliance on internet-based technology and information systems, such as mobile devices and cloud-based services, exposes it to additional risks linked to cyber-security breaches of those technological or information systems. As the Trust’s assets grow, they are likely to become an increasingly appealing target for hackers and malware distributors. The Trust’s ether held in its Ether Custodian or Trading Balance with the Prime Execution Agent is particularly vulnerable to theft, damage, or destruction from such attacks. Although the Ether Custodian and Prime Execution Agent use multiple means and layers of security, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols, multiple encrypted private key “shards,” and other measures, to minimize the risk of loss, damage and theft, neither the Ether Custodian, Prime Execution Agent nor the Sponsor can guarantee that such security will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God.

Despite continuous monitoring and efforts to enhance risk management procedures, the evolving and sophisticated nature of cybersecurity threats means that neither the Sponsor, Ether Custodian, nor Prime Execution Agent can fully anticipate all potential risks. Technological changes, unforeseen software vulnerabilities, or natural disasters could lead to breaches, resulting in the unauthorized access to the Trust’s ether holdings or sensitive information. In addition, the Sponsor does not control the Ether Custodian’s or Prime Execution Agent’s operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Service providers may have limited indemnification obligations, further increasing the Trust’s vulnerability to such risks. Additionally, assets held in trading accounts rather than cold storage are particularly exposed, especially when those assets are pooled in omnibus accounts, including the Trust’s Trading Balance at the Prime Execution Agent, raising the risk of significant loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, Prime Execution Agent, Ether Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust Ether Account with the Ether Custodian or the Trust’s Trading Balance with the Prime Execution Agent, the private keys (and therefore ether) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, Ether Custodian, Prime Execution Agent or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, Ether Custodian or Prime Execution Agent may be unable to anticipate these techniques or implement adequate preventative measures.

Even with the Sponsor’s belief in the Trust’s security protocols, there remains no guarantee that these defenses can prevent every possible form of attack. Losses from security breaches or other cyberattacks could lead to a reduction in the Trust’s assets, impair its operations, and damage its reputation. Moreover, any actual or perceived breach of the Trust Ether Account with the Ether Custodian or the Trust’s Trading Balance with the Prime Execution Agent could diminish investor confidence, resulting in reduced demand for Shares, and thereby driving down their price. Should a security breach lead to the total or partial loss of the Trust’s ether, the market value of the Shares could decline, potentially resulting in a significant devaluation of investor holdings. Additionally, if the Trust is forced to cease operations, the corresponding loss in value could further reduce the price of the Shares, amplifying investor losses.

If the Trust’s holdings of ether are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, the Ether Custodian and Prime Execution Agent have limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, leaving investors to bear the brunt of any financial damages, even when the Ether Custodian’s or Prime Execution Agent’s actions or failure to act are the cause of the Trust’s loss. Furthermore, the Trust may not be able to secure insurance policies that would cover such losses due to either the lack of availability or the prohibitive cost. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets, causing a substantial reduction in the value of the Shares.

Competitive pressures on the development and commercialization of the Trust could adversely affect the liquidity, pricing, and overall value of an investment in the Shares.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. As of December 31, 2024, ether was the second-largest digital asset by market capitalization as tracked by CoinMarketCap.com, with a valuation of approximately $407.6 billion. The digital asset landscape has expanded significantly, now encompassing over 10,000 cryptocurrencies with a combined market capitalization exceeding $3.3 trillion as tracked by CoinMarketCap.com. Notably, platforms such as Solana, Avalanche, and Cardano have gained traction, offering competitive smart contract capabilities. Additionally, numerous consortiums and financial institutions continue to explore and invest in private or permissioned smart contract platforms, which may present further competition to open networks like Ethereum. The growth and adoption of these alternative digital assets and platforms could negatively impact the demand for, and price of, ether, thereby adversely affecting the value of the Shares.

The SEC has approved several ether futures-based ETFs and spot ether ETFs, including the Trust. The Trust’s competitors may have greater financial, technical and human resources than the Trust . These competitors may also compete with the Trust in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, reduce demand for the Shares, and impact the Trust’s ability to sustain operations. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, which could impact the Sponsor’s ability to continue investing in effective ongoing operations and risk controls to minimize the potential operating failures, errors, or losses for Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a low number of Authorized Participants willing to make a market in the Shares. This could lead to significant premiums or discounts in the Shares for extended periods and cause the Trust to fail to reflect the performance of the price of ether.

In addition, investors may invest in ether through means other than the Trust, including through direct investments in ether and other potential financial vehicles, possibly including securities backed by or linked to ether, digital asset financial vehicles similar to the Trust, or ether futures-based products. Market and financial conditions, as well as increased competition from alternative investment vehicles and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ether directly, which could limit the market for and reduce the liquidity of the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ether are formed and represent a significant proportion of the demand for ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ether, could negatively affect the Pricing Index, the Trust’s ether holdings, the price of the Shares, and the NAV of the Trust.

To the extent that the Trust incurs transaction expenses in connection with the creation and redemption process, litigation expenses, indemnification obligations under the Trust’s service provider agreements and other extraordinary expenses that are not borne by the Sponsor, such expenses will be borne by the Trust. To the extent that the Trust fails to attract a sufficiently large amount of investors, the effect of such expenses on the value of the Shares may be significantly greater than would be the case if the Trust had attracted more assets.

The lack of active trading markets for the Shares may result in losses on investors’ investments at the time of disposition of Shares.

Although Shares are publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. This lack of liquidity can pose a significant risk to investors and delay the execution of trades, particularly during market volatility or when trading volumes are low. If investors need to sell their Shares at a time when no active market for them exists, they might have to do so at a lower price than they would in a more liquid market. The inability to quickly and efficiently sell Shares can lead to greater losses, especially during periods of market stress when price fluctuations are more pronounced.

If the Trust fails to achieve sufficient scale, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders.

Additionally, the Trust can face liquidity issues on both the secondary market, where investors trade the Shares, and the primary market, where Authorized Participants create and redeem Baskets. A sub-standard number of Authorized Participants willing to make a market in the Shares could result in a significant premium or discount to NAV, preventing the Shares from accurately reflecting the price performance of ether. The liquidity of ether as the underlying asset also affects the overall liquidity of the Shares. If ether itself experiences low liquidity or market disruptions, it could make it more difficult to execute trades at desirable prices, further impacting the value of the Shares.

These potential liquidity challenges, combined with the inherent volatility of ether and its limited trading history compared to traditional financial assets, could make it difficult for investors to fully realize the value of their investments in the Trust at the time of disposition.

Gradual decline in ether holdings per Share over time may lead to divergence from ether’s market price and lower returns on investment in the Trust.

The amount of ether represented by a Share will continue to be reduced during the life of the Trust due to the transfer of the Trust’s ether to pay the Sponsor Fee and to pay for extraordinary, non-recurring expenses not assumed by the Sponsor. This reduction will occur irrespective of whether the trading price of the Shares rises or falls, as it is an inherent feature of the Trust’s structure. In the very rare event that Trade Credits are utilized in connection with the payment of Trust expenses not assumed by the Sponsor, any interest payable on the Trade Credits will be borne by the Trust, further diminishing the ether holdings.

Each outstanding Share represents a unit of undivided beneficial ownership of the Trust, which does not generate any income. Since the Trust regularly transfers ether to pay the Sponsor Fee and extraordinary, non-recurring expenses not assumed by the Sponsor, the amount of ether represented by each Share will gradually decline over time. This decrease happens even with Shares issued in exchange for additional deposits of ether or cash used to acquire ether over time, as the amount of ether required to create Share will be adjusted to match the current proportion of ether per Share outstanding.

This gradual reduction in ether per Share can lead to a divergence between the price of the Shares and the actual market price of ether, potentially adversely affecting the value of an investment in the Shares. In the long term, the compounded effect of reduced ether holdings per Share could result in the Shares underperforming relative to direct ether investments. Furthermore, this effect could be exacerbated by the additional transaction costs and network fees that may be incurred when managing the Trust’s ether holdings.

Therefore, holding Shares in the Trust may not perfectly track the performance of ether itself, and over time, the diminishing ether per Share is likely erode the value of the Shares relative to direct ether holdings, which would adversely affect the overall return on an investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, potentially reducing the NAV and adversely affecting an investment in the Shares.

The Sponsor agrees to pay the Trust’s normal operating expenses in exchange for the Sponsor Fee, which include the Trustee’s monthly fee, service provider fees, Exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may choose to assume legal fees exceeding this amount at its discretion and will also cover the Trust’s organizational costs. See the section entitled “Fees and Expenses” under Item 1 – Business of this Annual Report for more details.

The Trust may also incur extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Asset), and extraordinary legal fees and expenses, such as those arising from litigation, regulatory enforcement or investigation matters. Under the Trust Agreement and agreements with service providers, including the Trustee, Administrator, Transfer Agent, Ether Custodian, Prime Execution Agent, Cash Custodian, and Sponsor, these parties have a right to be indemnified by the Trust for any liability or expense it incurs, absent gross negligence or willful misconduct on their part, which could necessitate the sale of Trust assets to cover these costs.

The incurrence of such extraordinary expenses would reduce the net assets of the Trust and its NAV, potentially adversely affecting the value of an investment in the Shares. This reduction could diminish the returns for Shareholders and lead to a lower trading price for the Shares.

The Trust’s operations and value of the Shares could be adversely affected by the reliance on the security, stability, and performance of service providers, which may be subject to operational failures, conflicts of interest, and regulatory actions, leading to potential losses of the Shareholders.

The Trust relies heavily on critical service providers such as the Ether Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, whose stability and effective operations are essential to the Trust’s functionality and the safekeeping of its assets. The Trust’s reliance on Coinbase Custody for the custody of its ether and on BNY Mellon as the Cash Custodian for cash holdings exposes it to unique risks related to digital asset security, operational disruptions, and the potential insolvency or business failure of these providers. As of the date hereof, Coinbase Global, the parent company of both the Ether Custodian and Prime Execution Agent, is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of digital asset brokerage and custody services, the Ether Custodian serves as the ether custodian and the Prime Execution Agent serves as the prime broker for several competing exchange-traded ether products. Given Coinbase Global’s considerable size and market share, a failure to adequately allocate resources to support all such products that use its services, including the Trust, could create operational disruptions and potential conflicts of interest. For example, if the Trust needed to utilize the Agent Execution Model to buy or sell ether because no Ether Trading Counterparties were willing or able to effectuate the Trust’s transactions, and the Prime Execution Agent were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

On March 22, 2023, the Prime Execution Agent and Coinbase Global (collectively, the “Relevant Coinbase Entities”), received a “Wells Notice” from the SEC, indicating a preliminary determination to pursue enforcement action for alleged violations of federal securities laws. On June 6, 2023, the SEC filed a complaint in federal court against the Relevant Coinbase Entities, alleging violations under the Exchange Act and the 1933 Act. Since then, the legal battle has intensified, with both parties making arguments in the U.S. Court of Appeals for the Third Circuit. As of February

2025, the SEC has formally dismissed its lawsuit against the Relevant Coinbase Entities following its establishment of a Crypto Task Force in January 2025 aimed at developing a comprehensive regulatory framework for digital assets. The dismissal marks a shift in the SEC’s enforcement approach, moving toward a more structured and transparent regulatory policy. While the litigation previously created uncertainty regarding the regulatory treatment of digital asset platforms, its resolution reduces immediate legal risks for the Relevant Coinbase Entities and the broader industry. While the Ether Custodian has not been directly named in the litigation, the resolution of this litigation mitigates potential uncertainties regarding the Trust’s operational stability and its ability to maintain its assets. However, the evolving regulatory landscape for digital assets remains subject to change, and any future enforcement actions or regulatory developments could impact the Trust’s ability to operate effectively and maintain its assets, which would adversely affect the value of an investment in the Shares.

Moreover, the complex nature of transferring the Trust’s assets to a new custodian or prime broker in the event of insolvency, business failure, or interruption, default, failure to perform, security breach or other problems of the Ether Custodian or Cash Custodian would present significant challenges. The Sponsor could decide to replace Coinbase Custody pursuant to the Ether Custody Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Ether Custody Agreement or the Prime Execution Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause. During any such transfer, the Trust’s ether and cash could be at risk of loss or mismanagement, negatively affecting the Trust’s performance and potentially resulting in the loss of a substantial portion of the Trust’s assets. In addition, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (i) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (ii) the Trust has engaged in unlawful or abusive activities or fraud, (iii) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (iv) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Additionally, any delays in locating a suitable replacement for the Ether Custodian or Cash Custodian, as applicable, could force the Sponsor to terminate the Trust and liquidate its ether holdings, which would disrupt operations and harm Shareholders. Even if a new custodian is found, the need to negotiate new ether custody agreement or cash custody agreement could result in higher operational costs, which would reduce the net asset value of the Trust and adversely affect the value of the Shares.

The Trust’s dependency on the Ether Custodian is compounded by the inherent and unique risks associated with digital asset custody, such as exposure to cyber threats, loss, theft, and the potential for significant delays in accessing assets in the event of an insolvency. Because the Ether Custodian is not a depository institution and is not insured by the FDIC, its insolvency or that of any broker, custodian bank or clearing corporation it uses could result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets.

The lack of strong indemnification obligations from service providers, combined with the vulnerabilities in digital asset custody and the possibility of operational failures, could lead to severe losses for the Trust. If the security procedures of the Ether Custodian, Prime Execution Agent, or Cash Custodian are breached or prove inadequate, the Trust’s ether or cash could be exposed to loss, damage, or theft. Furthermore, because assets held in a trading account are pooled on an omnibus basis rather than segregated, they are more susceptible to security breaches and may not receive the same level of protection as assets held in cold storage, increasing the risk of loss. Should any of these risks materialize, it could reduce demand for the Shares, harm the Trust’s reputation, and result in a significant decline in the value of the Shares.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the Trust Agreement that it’s appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the price of ether is lower than it was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s ether is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if the price of ether were higher at the time of sale. Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

Regulatory Risk

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which include, among other things:

•
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;
•
reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this Annual Report;
•
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and
•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering, or until the earliest of (i) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (ii) the date on which it has, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by non-affiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

As a public company, the Trust’s compliance with public reporting obligations and exchange listing standards imposes significant costs and operational challenges, and failure to meet these standards could adversely affect the market price and liquidity of the Shares.

As a public company, the Trust incurs significant legal, accounting, and other expenses. The Trust is subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the Exchange and other applicable securities rules and regulations. Stockholder activism, the current political and social environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which the Trust operates its business in ways it cannot currently anticipate.

Compliance with these rules and regulations may demand significant time and effort from the Sponsor’s management and personnel, potentially diverting attention away from day-to-day operational activities. This increased focus on compliance could also place considerable strain on the Trust’s financial and management systems, internal controls, and workforce. If the Trust fails to comply with these regulatory requirements or meet the Exchange's continued listing standards, which include maintaining a minimum per-share bid price, market capitalization, net tangible assets, and public float, the Shares may no longer be permitted to trade on the Exchange, resulting in adverse consequences for the Shareholders, including limited availability of market quotations and reduced liquidity for the Shares.

The Trust is not a registered investment company and is not subject to the Commodity Exchange Act, which limits Shareholder protections and may increase the Trust’s exposure to unregulated risks.

The Trust is not a registered investment company subject to the Investment Company Act of 1940 (the “Investment Company Act”). Consequently, Shareholders of the Trust do not have the regulatory protections provided to Shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, the Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the CFTC. The Trust will not engage in “retail commodity transactions” — any ether transaction entered into on a leveraged, margined or financed basis. Such transactions are deemed to be commodity futures under the Commodity Exchange Act and subject to CFTC jurisdiction. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the Commodity Exchange Act. Consequently, Shareholders will not have the regulatory protections provided to Shareholders in Commodity Exchange Act-regulated instruments or commodity pools.

Trading on digital asset trading platforms outside the United States may be less reliable than U.S. trading platforms and expose investors to higher risks, which may adversely affect the performance of the Trust and the value of Shares.

To the extent any of the Trust’s trading is conducted on digital asset trading platforms outside the United States, such trading is not regulated by any U.S. governmental agency and may involve unique risks that are not present on U.S. trading platforms. Foreign digital asset markets are often subject to weaker oversight, lack comprehensive investor protection frameworks, and may be more susceptible to sudden regulatory changes, manipulation, and operational disruptions. Global regulatory bodies like the European Union and Asian regulators have been tightening their rules, but enforcement and compliance standards still vary widely across jurisdictions, adding to the risk of trading on these platforms. Additionally, regulatory frameworks in foreign countries may differ significantly from U.S. standards, offering fewer investor protections and making it more difficult to resolve disputes or recover assets in the event of market failures. Exchange closures, hacking incidents, or changes in foreign regulations could adversely impact the Trust’s ability to trade or safeguard its assets. These factors could negatively affect the performance of the Trust and the value of the Shares.

As ether and the digital asset ecosystem have expanded, they have attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact ether’s classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in extraordinary expenses, and substantially impact the value of the Shares.

The regulatory landscape for digital assets in the United States is complex and evolving, with multiple federal and state agencies actively overseeing various aspects of their use, trading, and compliance obligations. These agencies include, but are not limited to, the SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency, the Federal Reserve Board, the U.S. Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Trade Commission, the Internal Revenue Service, the U.S. Department of Justice (“DOJ”) and various state financial regulators and state Attorneys General.

The jurisdiction of federal and state regulators over ether depends on its classification. Ether may be deemed “securities,” “commodities,” “virtual currencies,” or another asset type. Each classification can trigger different regulatory frameworks and oversight responsibilities. Ether could be classified by the SEC as a “security” under U.S. federal securities laws, depending on its use and the circumstances surrounding specific transactions. Ether may also be classified by the CFTC as a “commodity interest” under the Commodity Exchange Act, or by state regulators as a form of virtual currency subject to state money transmission laws. Although U.S. courts have acknowledged the CFTC’s position that ether should be considered a commodity, no comprehensive federal court ruling conclusively establishes that ether or any other digital asset is a security, commodity, or other form of asset under all circumstances.

In recent years, the SEC has increased enforcement actions and investigations in the crypto sector, targeting entities it deems in violation of securities laws. This includes actions against platforms such as Kraken for offering unregistered securities and staking services, as well as investigations into Coinbase, Ripple, Binance and ConsenSys for activities involving various digital assets and services. The SEC also proposed or adopted several rules last year that could significantly impact the digital asset industry. These included amendments to the Exchange Act’s definition of “dealer,” which could negatively affect numerous digital asset trading platforms, and certain DeFi platforms in particular, and proposed amendments to the SEC Custody Rule under the Advisers Act, which would make it more difficult for asset managers to custody digital assets. The SEC also raised concerns about compliance and market oversight of digital assets, and emphasized retail investor protection and market integrity as key priorities, with its Division of Examinations identifying digital assets as a focus for 2025. These regulatory actions and heightened scrutiny extend to emerging areas such as DeFi protocols and NFTs creating additional legal challenges and market uncertainty.

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding bitcoin and ether. These approvals suggest that both bitcoin and ether may be commodities. More recently, the SEC: 1) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; and 2) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The SEC has also regularly stated that certain digital assets may be considered “securities” under federal securities laws, and this classification can have significant implications for digital assets, including ether. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions the Trust may draw regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Former SEC Director William Hinman stated in 2018 that ether, in its decentralized form at the time, did not meet these criteria; but former SEC Chairman Gary Gensler suggested that ether might be a security as recently as last year. None of these statements are comprehensive or binding, and the SEC continues to scrutinize aspects of the digital asset space, including ether.

If ether were determined to be a “security” under federal or state securities laws by the SEC or any U.S. authority, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for ether and the broader digital asset market. For example, it may become more difficult for ether to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of ether and cause users to migrate to other digital assets. Further, if bitcoin or any other digital asset with widespread markets is determined to be a “security,” it could also have material adverse consequences for ether as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, trading platforms that feature digital assets that are determined to be securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic securities markets, which could result in a reduction of the liquidity of ether markets. For example, the SEC’s increased enforcement activity over the last few years has highlighted the potential for stricter regulation across the broader digital asset industry, which could exacerbate negative market reactions. As such, any determination that ether or any other digital asset with widespread market presence is a security under federal or state securities laws may adversely affect the value of ether and, as a result, the value of the Shares.

To the extent that ether is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act, and may also be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses for the Trust, thereby materially and adversely impacting the Shares. Compliance could also necessitate fundamental changes to the Trust’s structure or operations, potentially making its current investment strategy unfeasible. If the Sponsor and/or the Trust determines to comply with such additional regulatory and registration requirements, the Sponsor may decide to terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether holdings, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses.

In addition, the CFTC has regulatory jurisdiction over ether futures markets, having classified ether as a “commodity” under the Commodity Exchange Act ("CEA"). This classification grants the CFTC authority to pursue cases of fraud and manipulation in the ether spot market; however, its jurisdiction in spot markets is generally limited to transactions involving leverage, collateral, or financing. The National Futures Association ("NFA") serves as the self-regulatory organization for U.S. futures markets, including ether futures, but does not oversee Ether’s spot market. Recent CFTC enforcement actions illustrate its heightened scrutiny of digital asset markets. In 2023 and 2024, the CFTC launched actions against firms such as FTX, Binance, and Coinbase for violations including illegal off-exchange commodity trading and inadequate AML controls. Notably, in April 2024, the CFTC fined Coinbase $6.5 million for compliance failures and trading inaccuracies, reinforcing its focus on ensuring integrity in Ether-related and other digital asset transactions.

To the extent that ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These requirements may result in extraordinary, recurring and/or non-recurring compliance expenses of the Trust, which could materially and adversely impact the Shares. If the Sponsor and/or the Trust determines not to comply with such regulatory requirements, the Sponsor may terminate the Trust, the Trust may face termination, resulting in the forced liquidation of its ether holdings, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses. Moreover, the growing scope of the CFTC’s regulatory authority over digital assets, combined with potential regulatory overlap with the SEC, may create additional uncertainty and compliance costs. These developments could reduce the liquidity of ether markets and create negative publicity, leading to decreased demand and ultimately a decline in the value of the Shares.

DeFi protocols and digital assets used in DeFi protocols, including ether, which operate on smart contract platforms, pose heightened regulatory concerns even beyond those that face digital asset networks and digital assets generally.

One of the most prominent use-cases of digital asset networks is the operation of DeFi protocols. Ether is one of the digital assets that are the native Ethereum networks on which DeFi protocols are deployed and therefore the value of ether relies in part on the functionality and use of such DeFi protocols. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include, among others, capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violate the Commodity Exchange Act. Further, most DeFi activities rely on users maintaining “self-hosted” wallets, and DeFi protocols generally do not engage in anti-money laundering and know-your-customer or other customer identification and due diligence processes, each of which have raised concerns for regulators, including the U.S. Department of the Treasury, and international standard-setting bodies such as the Financial Action Task Force.

Legislative bodies and regulators may be required to adapt their regulatory models to accommodate decentralized financial activities, or take novel steps to supervise, limit or even prohibit decentralized financial activities. It is not possible to predict how or when these challenges will be resolved or what the impact on specific DeFi protocols will be, and it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using ether, will be subjected to costly and burdensome compliance regimes or even prohibited outright.

In addition, traditional financial services intermediaries bear significant and ongoing costs to comply with financial services regulation, and individually or through trade associations may actively oppose legislative or regulatory efforts to accommodate DeFi activities that compete with their core service offerings. Traditional financial services intermediaries may instead actively encourage policymakers and regulatory authorities to take actions that impede the development and use of DeFi protocols. DeFi protocols that significantly improve on traditional financial services offerings by making transactions more efficient and inexpensive, including those using digital assets that make up certain of ether, can be expected to draw the most attention and potential opposition from traditional financial services intermediaries, the associations that represent them, and their legislative allies. Traditional financial services intermediaries may also attempt to compete with DeFi protocols by copying the underlying technology of smart contract-based transactions, and utilizing the significant financial resources they possess.

Any action taken by federal, state or international policymakers or regulators to address risks and perceived risks to the public or to the U.S. and other countries’ financial systems from decentralized financial activities, or the threat of such action, could have a material adverse impact on one or more DeFi protocols, smart contract platforms and/or ether and therefore materially and adversely impact the Trust and the value of the Shares.

International regulatory divergence may affect the global acceptance and liquidity of digital assets, potentially impacting ether’s market and the Trust’s value.

Ether and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including ether. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect digital assets, particularly with respect to digital asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified digital assets broadly as “securities,” while others, like Switzerland, Malta, and Singapore, have adopted a more nuanced approach. As a result, digital assets may be considered securities in one country but not in another. The European Union’s Markets in Crypto-Assets ("MiCA") regulation recently took effect and seeks to establish a comprehensive framework for digital assets, including stablecoins and crypto-asset service providers. Beyond the EU, the United Kingdom’s Financial Services and Markets Act expands the Financial Conduct Authority’s ("FCA") oversight of crypto activities, enabling further regulation of stablecoins and other digital assets. The Monetary Authority of Singapore ("MAS") has also introduced stablecoin regulations under its Payment Services Act, and China has maintained strict scrutiny of digital assets following its 2021 prohibition of mining.

Laws and regulations in these and other regions may conflict with those in the United States, negatively impacting the global acceptance of digital assets by users, merchants, and service providers. Such regulatory divergence may impede the growth and sustainability of the digital asset economy worldwide, potentially reducing the value of digital assets, including ether, and thereby adversely affecting the value of the Shares.

In addition to regulatory divergence, the Trust may be subject to a variety of foreign laws and regulations concerning privacy, blockchain technology, data protection, and intellectual property, some of which may be more restrictive than U.S. regulations. The interpretation and enforcement of these laws are often uncertain, particularly in the rapidly evolving digital asset sector. As the Trust’s operations expand globally, the potential for violating foreign laws increases, particularly in jurisdictions where regulations conflict with U.S. law or lack formal guidance from regulatory authorities or courts.

Failure to comply with foreign regulations could result in significant legal and financial consequences, including penalties, civil and criminal fines, damages, and mandatory refunds. Such actions may also require the Trust to modify or cease operations in affected regions, leading to increased operating costs, delays in product development, and potential reputational harm. Additionally, any future regulatory changes—domestically or internationally—could materially and adversely affect the value of ether and the Shares. The divergence in global regulations may further impede the acceptance and liquidity of digital assets, negatively impacting their value and hindering the growth of the digital asset economy. These risks underscore the complexities of navigating a fragmented regulatory environment and its potential to harm the Trust’s business, financial condition, and the value of the Shares.

Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of ether, its validating activity or the operation of its networks or the digital asset markets in a manner that adversely affects the value of the Shares.

Uncertainty about the jurisdiction over digital assets by federal and state authorities has resulted in calls for comprehensive digital asset legislation, and the expansion of the digital asset market, along with significant industry developments in recent years, has led to increased scrutiny by consecutive U.S. Presidents and the U.S. Congress.

On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on fostering innovation, reducing regulatory burdens, and ensuring U.S. competitiveness in global digital financial markets.

Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. However, the future of these regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain.

Traditional financial services competitors also have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the United States and internationally that are detrimental to digital asset platforms, potentially disrupting the Trust's business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by the Trust specifically. Any change in the classification of ether may require substantial compliance steps resulting in extraordinary expenses to the Trust. If these developments significantly alter the regulatory landscape, the Sponsor may choose to terminate the Trust, potentially leading to liquidation at a time that could be disadvantageous for Shareholders and adversely impact the value of the Shares.

Regulatory changes could render ether ownership illegal, forcing the Trust into involuntary termination and liquidation, which may adversely affect the value of the Shares.

Although currently ether is not regulated or is lightly regulated in most countries, including the United States, several countries have introduced or are considering new regulations that may severely restrict or outright ban the acquisition, ownership, sale, or use of ether. For instance, in 2024, China continues to enforce a comprehensive ban on cryptocurrency transactions, upholding its 2021 prohibition on crypto-related activities, including trading on foreign exchanges accessible to Chinese residents. In India, regulators are considering stricter measures, including a potential ban on private digital currencies like Ether, as they prioritize the adoption of a government-backed Central Bank Digital Currency. Meanwhile, Russia has enacted increasingly stringent regulations in response to geopolitical tensions, with proposals to criminalize unauthorized cross-border cryptocurrency transactions.

These recent developments illustrate that the regulatory landscape remains volatile. If further restrictions or outright bans were introduced in major economies such as these, the ability to acquire, hold, or trade ether could be severely compromised. Such restrictions may not only impact ether transactions but could also extend to the ownership, holding or trading in the Shares. Any such restriction could result in the termination and liquidation of the Trust’s ether holdings, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses and adverse impact on the value of the Shares.

If regulators subject the Trust, Sponsor, or certain service providers to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares.

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York’s Department of Financial Services’ BitLicense regulatory regime. Other states with pending or existing special licensing requirements for cryptocurrency companies include, but are not limited to, California, which is implementing its Digital Financial Assets Law ("DFAL").

Such additional regulatory obligations may cause the Trust or the Sponsor to incur extraordinary expenses. If the Trust or the Sponsor decides to seek the required registration or licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to terminate the Trust in response to the changed regulatory circumstances, and possibly at a time that is disadvantageous to the Shareholders. Additionally, to the extent the Trust or the Sponsor is found to have operated without appropriate state licenses or federal registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

The Trust and the Sponsor must comply with applicable laws and regulations relating to privacy, data protection, and cybersecurity, and may experience material negative effects to their business and financial condition if they do not comply.

Along with the Trust’s and Sponsor’s confidential data and information collected in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, including personally identifiable information, which is subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. In 2024, the regulatory landscape became more complex. For example, nineteen states have enacted privacy laws, with more set to take effect between now and 2026. This patchwork of state laws increases compliance costs and complexity. Additionally, the American Privacy Rights Act ("APRA") was proposed in April 2024, aiming to establish federal data privacy standards. If enacted, APRA would supersede state laws, further altering compliance requirements.

State privacy laws are also increasingly being used to regulate artificial intelligence ("AI"), particularly in areas involving automated decision-making. The California Privacy Rights Act ("CPRA") and Colorado Privacy Act impose requirements on businesses using AI-driven profiling, including restrictions on data sharing when AI influences legal or significant consumer decisions. These and other emerging state laws reflect a broader trend of integrating AI governance within privacy frameworks.

These laws and regulations, contractual requirements, industry standards, and other actual and asserted obligations could increase the Trust’s cost of doing business, and any actual or alleged failure to comply with these laws, regulations, contractual requirements, and other obligations could result in government investigations, enforcement actions, and other proceedings (which could include civil or criminal penalties), private claims, demands, and litigation, damages and other liabilities, and/or adverse publicity.

The Trust and Sponsor have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. The various privacy, data protection, and cybersecurity legal obligations that apply to the Trust and Sponsor may evolve in a manner that impacts their policies or practices, and the Trust and Sponsor and the Trust and Sponsor may be required to take additional measures to comply with new and evolving obligations. Such efforts may not be successful or may have other negative consequences. For example, failure to comply with state or federal privacy laws may result in regulatory fines, class action lawsuits, and limitations on the Trust’s ability to process Shareholder data. Further, changes in cybersecurity standards may require the Trust and Sponsor to implement costly upgrades to their data infrastructure. In particular, with laws and regulations imposing new and increasingly burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, the Trust and Sponsor may face challenges in maintaining their compliance and making necessary changes to applicable policies and practices and may incur significant costs and expenses in an effort to do so. Despite the efforts of the Trust and Sponsor to comply with applicable laws, regulations, and other actual or asserted obligations relating to privacy, data protection and cybersecurity, it is possible that their interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations.

Any failure, or consequences associated with efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or other processing of individuals, any failures by the Trust’s third-party service providers, partners, or vendors to comply with applicable obligations, or the perception that any of the foregoing types of failure or compromise has occurred, could damage the Trust’s and Sponsor’s reputation, and may subject the Trust and Sponsor to governmental fines, penalties, and other obligations and liabilities, individual and class action claims, damages and other liabilities, remediation expenses, and/or harm to reputation, and the Trust’s activities, reputation, returns, and cash flows could be materially adversely affected.

Tax Risk

The IRS may disagree with or seek to challenge the Trust’s treatment as a grantor trust.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of ether (including deemed sales of ether as a result of the Trust using ether to pay its expenses, including the Sponsor Fee) that is otherwise not associated with a distribution to Shareholders, or in connection with the receipt cash from the Sponsor in connection with the Sponsor’s sale of Incidental Right(s) and/or IR Asset(s). Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding cash distribution from the Trust.

The tax treatment of ether and transactions involving ether for U.S. federal income tax purposes may change.

The tax treatment of digital assets is still evolving and subject to change. Current Internal Revenue Service (“IRS”) guidance indicates that ether is treated as property for U.S. federal income tax purposes and that transactions involving the exchange of ether in return for goods and services are treated as barter exchanges. Such guidance allows transactions in ether to qualify for beneficial capital gains treatment. However, because (i) ether is a new technological innovation, (ii) IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and (iii) there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether, including without limitation the tax treatment of a fork or airdrop, may evolve and change from those described in this Annual Report, possibly with retroactive effect. For example, current guidance indicates that digital asset currencies are neither collectibles nor currencies for the purposes of determining the applicable tax rate; however, the IRS has statutory authority to change its position. If the IRS were to determine that digital assets were collectibles or a currency, the tax rate incurred by investors would be higher. Additional disclosure requirements may also apply to an investment in digital assets. Investors should consult their individual tax advisers to determine if such disclosure requirements apply to them.

Any change in the U.S. federal income tax treatment of ether may have a negative effect on the price of ether and may adversely affect the value of the Shares. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Whether any additional guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the current guidance provided by the IRS. Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust.

The tax treatment of ether and transactions involving ether for state and local tax purposes is not settled.

Because ether is a new technological innovation, the tax treatment of ether for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of ether for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally. Moreover, it is possible that the tax treatment by state and local tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on the price of ether and may adversely affect the value of the Shares.

The taxation of ether can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their state and local tax advisor regarding the state and local taxation of ether and state and local tax consequences of making an investment in the Trust.

A “fork” of the Ethereum blockchain or an airdrop could result in Shareholders incurring a tax liability.

If a fork occurs in the Ethereum blockchain, the Trust Agreement requires that the Sponsor analyze the transaction according to several criteria and promptly determine which digital asset network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Ethereum, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of the network, validating power on, and community engagement with, the Ethereum network. The outcome of such determination shall determine which asset is “ether” and which is the Forked Asset, an IR Asset. Pursuant to the Trust Agreement, the Trust has explicitly disclaimed all Incidental Rights and IR Assets, including Forked Assets. Such assets are not considered assets of the Trust at any point in time. Once it has been determined by the Sponsor which asset is ether and which is the Forked Asset, the Sponsor will, as soon as practicable, and, if possible, immediately, distribute the Forked Asset to the Sponsor. Once acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition of such asset. In the event that the Sponsor decides to sell the Forked Asset, it will seek to do so for cash. This may be a sale of the Forked Asset directly in exchange for cash, or in exchange for another digital asset which may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to DTC to be distributed to Shareholders in proportion to the number of Shares owned. The receipt of cash in connection with this distribution may cause Shareholders to incur a U.S. federal, state, local, or foreign tax liability. In addition, the IRS may not accept the Trust’s position that disclaimed Incidental Rights or IR Assets do not represent a taxable incident. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns.

Under the IRS guidance on digital assets, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income.

Non-U.S. Shareholders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

As used herein, the term “Non-U.S. Shareholder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not (i) a U.S. person (within the meaning of Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended), (ii) a nonresident alien who is present in the United States for 183 days or more in a taxable year, (iii) a former U.S. citizen or U.S. resident or an entity that has been expatriated from the United States, (iv) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business within the United States, or (v) an entity that is treated as a partnership (or similar pass-through entity) for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their advisors regarding the U.S. federal income tax consequences of owning Shares.

IRS guidance on digital assets does not address whether income recognized by a Non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of cash in connection with the Sponsor’s sale of an IR Right and/or IR Asset and contributing such cash back to the Trust. A Non-U.S. Shareholder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund, of the 30% withholding tax on its share of any such income.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Shares, which would adversely impact an investor’s ability to sell Shares.

The Shares are listed for trading on the Exchange under the market symbol “ETHW.” Trading in Shares may be halted due to market conditions or, in light of the Exchange's rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline.

Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. If the Trust fails to meet these evolving listing requirements, the Shares could be delisted, further limiting liquidity and investors’ ability to trade. Any such halts or de-listings could adversely affect the Shares’ market price, reduce their liquidity, and negatively impact investor returns.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. The Trust does not have counsel separate and independent from counsel to the Sponsor. No independent counsel has been retained to represent Shareholders in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, investors should consult their own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders’ limited rights of legal recourse against the Trust, the Sponsor, Administrator, Transfer Agent, Cash Custodian, Prime Execution Agent and Ether Custodian and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person is liable.

The Trust is not a banking institution and is not a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, investments in the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Likewise, the Ether Custodian is not a depository institution and is not a member of the FDIC or SIPC and, therefore, the Trust’s assets held with the Ether Custodian are not subject to FDIC or SIPC insurance coverage. In addition, neither the Trust nor the Sponsor insures the Trust’s ether. The Ether Custodian’s parent, Coinbase Global, maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of its customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Also, Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the ether insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the Ether Custody Agreement and the Prime Execution Agreement, the liability of both the Ether Custodian and the Prime Execution Agent, excluding instances involving fraud, willful misconduct, or specific indemnification obligations, is capped at the greater of $5 million or the fees paid by the Trust in the prior 12 months, or the value of the affected ether or cash giving rise to the Ether Custodian’s liability. For indemnification obligations related to gross negligence, data protection violations, or legal compliance breaches, their liability is capped at the greater of $5 million or the fees paid by the Trust in the previous 12 months. Additionally, both the Ether Custodian and the Prime Execution Agent are not liable for any indirect, incidental, punitive, or consequential losses, even if aware of the potential for such losses. Ether Custodian’s liability for any single cold storage address is capped at $100 million. In general, both the Ether Custodian and the Prime Execution Agent are not liable under the Ether Custody Agreement or the Prime Execution Agreement unless in the event of their negligence, fraud, material violation of applicable law or willful misconduct. They are not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond their reasonable control. In the event of potential losses incurred by the Trust as a result of the Ether Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Ether Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Ether Custodian directly caused such losses. Similarly, the Prime Execution Agent’s liability is also subject to limitations, which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. For more details, see the section entitled “Custody of the Trust’s Holdings” under Item 1 – Business of this Annual Report.

Moreover, in the event of an insolvency or bankruptcy of the Ether Custodian (in the case of the Trust Ether Account) or the Prime Execution Agent (in the case of the Trading Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Ether Custodian or Prime Execution Agent in the virtual currency industry, there is a risk that customers’ assets, including the Trust’s assets, may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the Ether Custodian (in the case of the Trust Ether Account), and the Trust may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on the value of such assets.

The Ether Custody Agreement contains an agreement by the parties to treat the ether credited to the Trust Ether Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Ether Custodian will serve as fiduciary and custodian on the Trust’s behalf. Coinbase Global Inc. has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Ether Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements, courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodian became subject to insolvency proceedings and a court were to rule that the custodied ether were part of the Ether Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ether Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ether Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agreement, there is a risk that the Trading Balance, in which the Trust’s ether and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, see the risk factor entitled “Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust, in the limited circumstances when the Trust utilizes the Agent Execution Model”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance. In addition, the Prime Execution Agent is not required to hold any of the ether or cash in the Trust’s Trading Balance in a segregated account. Within the Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular ether or cash. Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether and cash the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venues”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of ether by the Ether Custodian or Prime Execution Agent, absent gross negligence, bad faith or willful misconduct on the part of the Sponsor. As a result, the Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of ether or the provision of instructions relating to the movement of ether, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Ether Custodian and Prime Execution Agent. The Prime Execution Agreement and Ether Custody Agreement provide that neither the Sponsor nor its affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agreement or Ether Custody Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s ether that is not covered by Coinbase Global’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

The use of Trade Credits under the Agent Execution Model presents risks of delayed transactions and potential liquidation of Trust assets, which could adversely impact Shareholders.

During the rare and limited circumstances when the Trust employs the Agent Execution Model, it may rely on Trade Credits to facilitate short-term purchases and sales of ether. To avoid having to pre-fund purchases or sales of ether, the Trust may borrow ether or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”). These Trade Credits are secured by the Trust’s assets, including any cash and ether held in the Trading Balance with the Prime Execution Agent and the Trust Ether Account with the Ether Custodian. If Trade Credits are not available or become exhausted, the Trust may experience delays in executing ether transactions related to creations and redemptions or paying expenses not assumed by the Sponsor. Such delays could cause the Trust’s assets to remain in the Trading Balance for an extended period, exposing Shareholders to price fluctuations that may result in transaction prices deviating significantly from the Pricing Index, the reference rate used to determine the Trust’s NAV.

Furthermore, the Sponsor’s decision to use Trade Credits involves the risk that the Trust may not repay its Trade Credit obligations in full by the specified deadline—generally 6:00 p.m. ET on the calendar day immediately following the day the Trade Credit was extended (or, if such day is not a business day, on the next business day). If the Trust fails to repay these obligations, the Trade Credit Lender has a security interest and lien on the Trust’s assets, including its Trading Balance and Ether Account. In such scenarios, the Trade Credit Lender may direct the Prime Execution Agent and the Ether Custodian to liquidate these assets without further consent from the Trust in order to recover the outstanding debt. Any forced liquidation of the Trust’s ether or cash reserves could adversely affect the Trust’s NAV and the value of the Shares, ultimately impacting Shareholders.

Additionally, the Trust’s reliance on these financing mechanisms and the corresponding security arrangements with its service providers may introduce additional complexities and risks. The Ether Custodian and Prime Execution Agent, under the terms of the Trade Financing Agreement, have limited indemnification obligations to the Trust. The Trust has also granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Trust Ether Account established pursuant to the Prime Execution Agreement and Ether Custody Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. If there is a Termination for Cause, as defined in the Prime Execution Agreement—such as a failure by the Trust to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Trust in the form of Trade Credits —the Trade Credit Lender may enforce its right to seize and liquidate Trust assets to cover the debt, which could result in significant financial losses for Shareholders.

Given these risks, the Sponsor’s management of Trade Credit arrangements, combined with the security interests held by the Trade Credit Lender, could lead to adverse impacts on the Trust’s ability to efficiently manage its assets, resulting in increased volatility and potential reductions in the value of the Shares.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust, in the limited circumstances when the Trust utilizes the Agent Execution Model.

The Prime Execution Agent relies on bank accounts to provide its trading platform services, including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more bank accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”).

The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First, any cash related to the Trust’s purchase or sale of ether will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government money market funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability of the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Balance (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell ether in connection with payment of Trust expenses not assumed by the Sponsor), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature bank and SVB would have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, N.A., to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC. In August 2023, federal agencies introduced new rules that would require large banks with assets over $100 billion to issue long-term debt sufficient to recapitalize the bank in case of a resolution.

The Prime Execution Agent has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Execution Agent in the Trust’s Trading Balance or associated with the Trust’s orders to sell ether in connection with payment of Trust expenses not assumed by the Sponsor. Reports have also suggested that U.S. regulatory agencies, including the Department of the Treasury, may have advised financial institutions to approach crypto-related clients with caution. While some policymakers and industry participants have argued that this activity constituted a coordinated effort to limit banking access to crypto companies (sometimes referred to as “Operation Choke Point 2.0”), regulators have not publicly confirmed such an initiative. Congressional hearings continue to explore the extent to which government influence may have contributed to banking challenges for crypto businesses. Separately, the SEC’s now-rescinded Staff Accounting Bulletin No. 121 (“SAB 121”) previously required banks and other public companies to record digital assets held in custody as liabilities on their balance sheets, imposing significant regulatory and capital burdens. Some industry participants characterized this accounting treatment as discouraging banks from offering custody solutions for digital assets. In early 2025, the SEC formally repealed SAB 121, potentially easing some barriers to crypto custody services. However, despite this repeal, broader regulatory uncertainty and continued scrutiny may still deter banks from engaging with the digital asset industry.

While recent regulatory developments may suggest a more measured approach to crypto-related banking services, there is no guarantee that measures similar to those discussed above will not be reintroduced in the future. If the Prime Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Execution Agent maintains customer cash, including cash held in the Trust’s Trading Balance, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements applicable to the Prime Execution Agent or other potential protections. Similarly, if banking restrictions tighten due to a shift in U.S. regulatory priorities, the digital asset ecosystem could face challenges in securing banking relationships, which could impact digital asset liquidity, market stability, operational security, and institutional adoption, all of which could negatively affect the digital asset, including ether, and, consequently, an investment in the Shares. Although the Prime Execution Agent has made certain representations to the Sponsor regarding the Prime Execution Agent’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Execution Agent maintains cash on behalf of its customers (including the Trust), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Trust may maintain cash balances with the Prime Execution Agent that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Execution Agent at Money Market Funds and subject to the associated risks, including the fund “breaking the buck” during periods of financial instability, which could result in the Trust incurring losses. If such extraordinary circumstances occur, the Trust may be unable to recover all or part of its cash holdings, thereby adversely impacting its financial stability and ability to support the creation and redemption of Shares. As a result, the Trust’s exposure to uninsured or inadequately insured cash balances could lead to financial losses, thereby reducing the net assets of the Trust and ultimately decreasing the value of the Shares.

The Prime Execution Agent routes orders through Connected Trading Venues in connection with trading services under the Prime Execution Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Execution Agent’s business and cause losses for the Trust.

In connection with trading services under the Prime Execution Agreement, the Prime Execution Agent routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Execution Agent). In connection with these activities, the Prime Execution Agent may hold ether with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Execution Agent has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Execution Agent were to experience a disruption in the Prime Execution Agent’s access to these Connected Trading Venues, the Prime Execution Agent’s trading services under the Prime Execution Agreement could be adversely affected to the extent that the Prime Execution Agent is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Execution Agent has policies and procedures to help mitigate the Prime Execution Agent’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Execution Agent might not be able to fully recover the customer’s ether that the Prime Execution Agent has deposited with these third parties. As a result, the Prime Execution Agent’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Execution Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Execution Agent maintains customer ether, including ether associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize the Trust’s intellectual property or technology, including the use of its business methods and trademarks, without permission. However, the Trust may not have adequate resources to implement procedures for monitoring unauthorized uses of its trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Trust or claim that the Trust has violated their intellectual property rights, including copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Trust may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the Trust is successful and regardless of the merits, may result in significant costs, divert its resources from its operations, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The Trust faces risks related to pandemics, epidemics and other natural and man-made disasters, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations.

Pandemics, epidemics and other natural and man-made disasters, may exacerbate other pre-existing political, social, economic, market and financial risks. The impact of any such events, could negatively affect the global economy, as well as the economies of individual countries or regions, the financial performance of individual companies, sectors and industries, and the markets in general in significant and unforeseen ways. Any such impact could adversely affect the prices and liquidity of the Shares.

For example, an outbreak of a respiratory disease designated as COVID-19 was first detected in China in December 2019 and subsequently spread internationally. The transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and quarantines, as well as general concern and uncertainty that negatively affected the economic environment. These impacts also caused significant volatility and declines in global financial markets, including increased volatility and uncertainty in crypto markets, which have caused losses for investors. The emergence of new COVID-19 variants or other infectious diseases could result in a substantial economic downturn or recession.

In addition, the operations of the Trust, the Sponsor and other service providers may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any such entity’s personnel. Any disruption of operations could adversely impact the price and liquidity of the Shares, including, without limitation, the Trust’s ability to process orders for Baskets.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Trust’s cybersecurity risk management is established and governed by the Sponsor. The Sponsor determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Trust and the Trust relies on the Sponsor for assessing, identifying and managing material risks to the Trust’s business from cybersecurity threats. The Sponsor’s cybersecurity policies and practices are set out in the Sponsor’s compliance manual and are reviewed on an annual basis. In addition, all officers of the Sponsor and all employees of Bitwise Asset Management, Inc. (“BAM”), the parent of the Sponsor, receive annual compliance training and annual cybersecurity training. Attendance at the annual cybersecurity training and the annual compliance training is tracked and recorded.

The Sponsor engages a selection of third-party experts (“Experts”) to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures. The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

The Sponsor conducts due diligence on the Experts and all third-party service providers both at the beginning of any contractual relationship and on an ongoing, periodic basis. The Sponsor reviews a selection of all of its service providers on an annual basis, with specific emphasis on any service providers deemed to be high risk and utilizes external compliance partners to assist with this review. As part of this review, the Sponsor tracks any identified deficiencies and requires that its third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards. The Sponsor also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements.

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2024, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. Hong Kim, the Chief Technology Officer of BAM is responsible for assessing and overseeing the Sponsor’s and the Trust’s cybersecurity risks and providing direction and oversight for risk mitigation action in conjunction with Katherine Dowling, the General Counsel and Vice President of the Sponsor. Mr. Kim graduated from the University of Pennsylvania with a Bachelor of Science in Computer Science, and, prior to BAM, worked on Google’s backend infrastructure for Google Drive and worked in software security for the South Korean military. Ms. Dowling has served as a Chief Compliance Officer at various companies since 2015 and has more than ten years of experience as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney’s Office for the Northern District of California. Mr. Kim and Ms. Dowling receive periodic reports from the Experts and members of the Sponsor’s Legal and Compliance team who take part in cybersecurity review, implementation, training and testing.

BAM, has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim serves on the BAM board of directors. Ms. Dowling serves as the General Counsel and Chief Compliance Officer and is on the Executive Management Team of BAM and therefore is able to report directly to BAM’s board of directors regarding cybersecurity risks to the Trust and the Sponsor.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares of the Trust that have commenced investment operations are listed in the accompanying table. The dates the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Trading	Ticker Symbol	Name of each exchange on which registered
Bitwise Ethereum ETF	July 23, 2024	ETHW	NYSE Arca

Holders

As of December 31, 2024, there was one holder of record of the Trust. This includes Cede & Co. as nominee for DTC for the Shares traded on the Exchange, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on the Exchange or transferred their eligible Shares to their brokerage accounts. Because all of the Trust's Shares are currently held by brokers and other institutions on behalf of Shareholders, the Trust is unable to estimate the total number of Shareholders represented by the record holder.

Dividends

The Trust made no distributions to Shareholders during the period ended December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

On July 22, 2024, the Trust’s Registration Statement on Form S-1 (File No. 333-278308) was declared effective pursuant to which the Trust registered an unlimited number of Shares. The Trust’s Shares began trading on the Exchange on July 23, 2024 and since that date, through March 6, 2025 (excluding any redemptions), the Trust sold 19,910,000 Shares for aggregate proceeds of $472,721,594. The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in ether in a manner consistent with the Trust’s investment objective.

Recent Sales of Unregistered Shares

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, BAM purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per-share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 206 Baskets (comprising 2,060,000 Shares) during the fourth quarter of the year ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2024 – October 31, 2024	750,000	$17.72
November 1, 2024 – November 30, 2024	—	—
December 1, 2024 – December 31, 2024	1,310,000	$26.25

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust's financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust's audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust's actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Annual Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Annual Report.

Trust Overview

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024 and the Shares of the Trust were listed on the Exchange on July 23, 2024.

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, BAM purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. Prior to the commencement of operations on July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs. the market price as quoted on the Exchange for the period from July 2024 to December 2024.

ETHW Premium/(Discount): ETHW Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Sep-24
Sep-24
Sep-24
Oct-24
Oct-24
Oct-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Dec-24
Dec-24
Dec-24
Dec-24

From July 23, 2024 to December 31, 2024, the Shares of the Trust traded at an average premium, based on closing prices at 4:00 p.m. ET, and estimated, unaudited, NAV per-share of 0.04%. During that same period, the highest premium was 1.58% on December 24, 2024, and the lowest premium was 0.001% on August 19, 2024. During that same period, the highest discount was 0.76% on October 29, 2024, and the lowest discount was 0.03% on November 8, 2024.

The following chart shows the price of ether for the period January 1, 2024 through December 31, 2024, as quoted by the Benchmark Provider, using the Pricing Index.

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations

As of December 31, 2024*, the Trust held a net closing balance of 121,101.8582 ether with a total market value of $405,188,652 based on the Pricing Index price of $3,345.85, used to determine the Trust’s NAV. The total market value of the Trust’s ether held was $404,528,647 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40, used to determine the Trust’s Principal Market NAV.

* No comparative period information yet available as the Trust commenced operations on July 22, 2024.

For the Period from July 22, 2024 (Commencement of Operations) to December 31, 2024*^

Net realized and unrealized gain on investment in ether for the period from July 22, 2024 to December 31, 2024 was approximately $815 which includes a net realized loss of $9,412 on the sale of ether for redemptions and net change in unrealized appreciation on investment in ether of approximately $10,227. Net realized and unrealized gain on investment in ether for the period was driven by ether price depreciation from $3,500.06 per ether as of July 22, 2024 to $3,340.40 per ether as of December 31, 2024. Net increase in net assets resulting from operations was approximately $815 for the period from July 22, 2024 to December 31, 2024, which primarily consisted of the net realized and unrealized gain on investment in ether. Net assets increased to approximately $404,529 on December 31, 2024, while NAV per-share decreased approximately 4.16% for the period. The change in net assets resulted from the net increase in net assets from capital share transactions of approximately $403,714, in addition to a net increase resulting from operations of $815.

* No comparative period information yet available as the Trust commenced operations on July 22, 2024.

^ Amounts displayed are in the ‘000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through January 22, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s ether as necessary to pay such expenses. The cash proceeds of the sale are sent to the Sponsor to pay the expenses. Any remaining cash are distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether. The Trust will not borrow to meet liquidity needs. See Part I, Item I under the heading “Business - Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off‑Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the period from July 22, 2024 (commencement of operations) to December 31, 2024.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services - Investment Companies. The Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Please refer to Note 2 to the financial statements included in this Annual Report for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise Ethereum ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment of Bitwise Ethereum ETF (the Trust) as of December 31, 2024, and the related statements of operations, changes in net assets and cash flows for the period July 22, 2024 (commencement of operations) through December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, the results of its operations, changes in its net assets, and its cash flows for the period July 22, 2024 (commencement of operations) through December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York
March 17, 2025

Bitwise Ethereum ETF

Statement of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

December 31, 2024*

Assets
Investment in ether, at fair value (cost $394,302)	$404,529
Cash	—
Total assets	404,529

Liabilities
Sponsor Fee payable	—
Total liabilities	—

Net Assets	$404,529

Shares issued and outstanding, no par value, unlimited amount authorized	16,880,000
Principal Market NAV per share	$23.96

* No comparative period presented as the Trust commenced operations on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Schedule of Investment

(Amounts in thousands, except quantity of ether and percentages)

December 31, 2024 *

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	121,101.8582	$394,302	$404,529	100.00%
Total Investment		$394,302	404,529	100.00
Liabilities in excess of other assets			—	—
Net Assets			$404,529	100.00%

* No comparative period presented as the Trust commenced operations on July 22, 2024.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statement of Operations

(Amounts in thousands)

For the period July 22, 2024 (commencement of operations) through December 31, 2024*

Investment income
Investment income	$—
Expenses
Sponsor Fee	263
Total Expenses	263
Less: Waivers and Reimbursement	(263)
Net Expenses	—
Net investment loss	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—
Net realized gain (loss) on investment in ether sold for redemptions	(9,412)
Net change in unrealized appreciation (depreciation) on investment in ether	10,227
Net realized and unrealized gain (loss)	815
Net increase (decrease) in net assets resulting from operations	$815

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the period July 22, 2024 (commencement of operations) through December 31, 2024*

Increase (decrease) in net assets resulting from operations
Net investment loss	$—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—
Net realized gain (loss) on investment in ether sold for redemptions	(9,412)
Net change in unrealized appreciation (depreciation)	10,227
Net increase (decrease) in net assets resulting from operations	815

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	453,521
Redemptions for Shares redeemed	(49,807)
Net increase (decrease) in net assets resulting from capital share transactions	403,714
Total increase (decrease) in net assets from operations and capital share transactions	404,529
Net assets
Beginning of period	0	(1)
End of period	$404,529

Shares issued and redeemed
Shares issued	19,070,000
Shares redeemed	(2,190,000)
Net increase (decrease) in Shares issued and outstanding	16,880,000

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

(1) Prior to commencement of operations on May 28, 2024 Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00, in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Prior to the commencement of operations on July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Subsequently, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 100,000 Shares of the Trust for $2,500,000, at a per-share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statement of Cash Flows

(Amounts in thousands)

For the period July 22, 2024 (commencement of operations) through December 31, 2024*

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$815
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(453,518)
Proceeds from ether sold	49,804
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	—
Net realized (gain) loss from investment in ether sold for redemptions	9,412
Net change in unrealized (appreciation) on investment in ether	(10,227)
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	—
Net cash provided by (used in) operating activities	(403,714)

Cash flow from financing activities
Creations for Shares issued	453,521
Redemptions for Shares redeemed	(49,807)
Net cash provided by (used in) financing activities	403,714

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Notes to Financial Statements

December 31, 2024

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

The statement of assets and liabilities and schedule of investment as of December 31, 2024, and the statements of operations, cash flows, and changes in net assets for the period ended December 31, 2024, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended December 31, 2024.

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

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, ItBit, Kraken, KuCoin, LMAX, MEXC Global, OKX, and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 p.m. ET for ether. The Sponsor then identifies that market as the principal market for ether during that period, and uses the price for ether from that venue at 4:00 ET as the principal market price. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

At December 31, 2024 the Principal Market and the Principal Market Price for ether, which comprised the majority of the Trust’s assets for the period from July 22, 2024 to December 31, 2024, was Crypto.com with a price of $3,340.40 as of December 31, 2024.

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

Given that ether is actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$404,529	$—	$—	$404,529

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2024. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of December 31, 2024 the Trust held a net closing balance of 121,101.8582 ether with a total market value of $405,188,652 based on the CME CF Ether – Dollar Reference Rate –New York Variant ("Pricing Index") price of $3,345.85, used to determine the Trust's NAV. The total market value of the Trust's ether held was $404,528,647 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the period from July 22, 2024 (commencement of operations) to December 31, 2024:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of July 22, 2024 (commencement of operations)	0.0000	$0
Purchases	136,813.5326	453,518
Sales for the redemption of Shares	(15,711.6744)	(49,804)
ether transferred for Sponsor Fee	—	—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	—
Net realized gain (loss) on investment in ether sold for redemptions	—	(9,412)
Change in unrealized appreciation (depreciation) on investment in ether	—	10,227
Ending balance as of December 31, 2024*	121,101.8582	$404,529

* No comparative period presented as the Trust commenced operations on July 22, 2024.

4. Related Party Transactions and Agreements

The Trust pays the Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. For the six-month period commencing on July 23, 2024, the day the Shares were initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

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

See Note 1 for further discussion on related party capital transactions. As of December 31, 2024, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2024, ether with a market value of $404,528,647 was held by the Ether Custodian based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40. No comparative period presented as the Trust commenced operations on July 22, 2024.

7. Financial Highlights

Per-share Performance (for a Share outstanding throughout the period presented)

For the period July 22, 2024 (commencement of operations) through December 31, 2024*
Net asset value per-share, beginning of period	$25.00
Net investment loss [1]	—
Net realized and change in unrealized on investment in ether [2]	(1.04)
Net change in net assets from operations	(1.04)
Net asset value per-share, end of period	$23.96

Total return, at net asset value [2]	(4.16)%

Ratios to average net assets [3]
Net investment loss	—%
Gross expenses	0.20%
Net expenses	—%

* No comparative financial statements have been presented as the Trust's operations commenced on July 22, 2024.

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in value of the Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
3.
Annualized.

8. Reporting Segments

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Trust’s Sponsor, acts as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Recently Issued Accounting Pronouncements

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

10. Indemnifications

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

11. Subsequent Events

In preparing these financial statements, the Sponsor has evaluated subsequent events through March 17, 2025, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure or recognition.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

During the period covered by this Annual Report, no officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Bitwise Investment Advisers, LLC is the Sponsor of the Trust, and has the sole responsibility for the implementation of the Trust’s investment strategy, in accordance with the Trust’s investment objectives, policies, and restrictions, pursuant to the Trust Agreement and the Sponsor Agreement.

The Sponsor is neither an investment adviser registered with the SEC, nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act of 1940 or the Commodity Exchange Act.

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc., the parent of the Sponsor (“BAM”). The Sponsor had 91 employees as of December 31, 2024.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling ether on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (ii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iii) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (iv) instructing the Ether Custodian to withdraw the Trust’s ether from the Trust Ether Account as needed to pay Trust Expenses or effectuate a sale of ether in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the Trust’s remaining ether to the owners of record of the Shares.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the custodians and its agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

BAM has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 34, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor’s inception. Mr. Horsley has also served as the Chief Executive Officer of BAM since October 2016. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 39, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor’s inception. Mr. Fusaro has also served as the President of BAM since January 2021. Prior to the Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the exchange-traded fund issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy exchange traded funds, mutual funds, and separately managed accounts. Prior to that, from

2009 to 2013, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust. Mr. Fusaro is a graduate of Providence College.

Katherine Dowling, 53, is the General Counsel and Vice President of the Sponsor, and has served in such capacity since March 2021. Ms. Dowling has also served as General Counsel and Chief Compliance Officer of BAM since March 2021. Prior to the Sponsor, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney’s Office for the Northern District of California. Ms. Dowling is an Echols Scholar graduate of the University of Virginia and a graduate of Harvard Law School.

In addition to the individual mentioned above, executive officers of BAM also include the following individuals:

•
Matthew Hougan, 48, is the Chief Investment Officer of BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan served as the Chief Executive Officer of Inside ETFs and Managing Director of Global Finance at Informa PLC, an FTSE 100 company. Before that, he served as the Chief Executive Officer of ETF.com, a venture-backed start-up that was sold in three separate transactions, with the data business sold to FactSet in 2015, the Events business sold to Informa in 2015, and the Media business sold to BATS Global Markets in early 2016. Mr. Hougan also served as the editor for nine years of the Journal of Indexes. Mr. Hougan is a three-time member of Barron’s ETF Roundtable and co-author of the CFA (Chartered Financial Analyst) Institute’s monograph on exchange-traded funds. Mr. Hougan is a graduate of Bowdoin College.
•
Hong Kim, 34, is the Chief Technology Officer of BAM and has served in such capacity since BAM’s inception. Prior to BAM, Mr. Kim worked in cybersecurity for the South Korean Military. He later worked on Google’s backend infrastructure for Drive. Mr. Kim attended the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016.

Family Relationships

There are no family relationships among the executive officers.

Duties of the Sponsor and Indemnification

The general fiduciary duties which would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced by the terms of the Trust Agreement (to which terms all shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Sponsor will not be under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any ether or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or any other Indemnified Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred hereunder without gross negligence, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement. Any amounts payable to a Sponsor Indemnified Party under Section 4.06 of the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefore by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties as provided herein will survive the termination of the Trust Agreement.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) will be entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under state or federal securities laws) of any kind and nature whatsoever (collectively, “Losses”), to the extent that such Losses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust will not be required to indemnify any Indemnified Person for any Losses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person. The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons as provided herein will survive the termination of the Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has a code of ethics that applies to its executive officers and agents (the “Code of Ethics”). The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Insider Trading Policy

The Sponsor has adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to the Sponsor's directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1.

Compensation Recovery Policy

The Sponsor has adopted a recovery policy for erroneously awarded incentive-based compensation (the “Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of Compensation Recovery Policy is filed hereto as Exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation (including in the form of equity award grants) from the Trust. Accordingly, the Trust has no specific policy or practice on the timing of grants of equity awards in relation to the disclosure of material nonpublic information.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets until January 22, 2025. No Sponsor Fee was accrued or paid during the period ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust has no officers or directors. There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, Shareholders of the Trust are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor asserts that Shareholders have, by subscribing for Shares, consented to the conflicts of interest described below in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to Shareholders.

The Sponsor

The officers, directors and employees of the Sponsor do not devote their time exclusively to the Trust. These persons are directors, officers or employees of other entities, or otherwise work in respect of other clients, which may compete with the Trust for their services. They could have a conflict between their responsibilities to the Trust and to those other entities.

The Sponsor has sole current authority to manage the investments and operations of the Trust, and this may allow it to act in a way that furthers its own interests which may create a conflict with a Shareholder’s best interests. Except as required under applicable federal law or under the rules or regulations of the Exchange, Shareholders have no voting rights, which limit their ability to influence matters such as amendment of the Trust Agreement, a change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

The Sponsor serves as the sponsor for the Trust. The Sponsor may have a conflict to the extent that its trading decisions for the Trust may be influenced by the effect they would have on the other funds it manages, including, but not limited to, the Bitwise Bitcoin ETF, Bitwise 10 Crypto Index Fund, LLC, the Bitwise 10 Index Offshore Fund Ltd., the Digital Asset Index Fund, the Bitwise Bitcoin Fund, LLC, the Bitwise Ethereum Fund, LLC and the Bitwise DeFi Crypto Index Fund. In addition, the Sponsor may be required to indemnify its officers, directors and key employees with respect to their activities on behalf of the other funds, if the need for indemnification arises. This potential indemnification could cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Trust losses and/or termination of the Trust.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Trust, it will have no duty to offer such opportunity to the Trust. The Sponsor will not be liable to the Trust or the Shareholders for breach of any fiduciary or other duty if the Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Trust. Neither the Trust nor any Shareholder has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or this Annual Report in such business ventures or the income or profits derived from such business ventures. The pursuit of such business ventures, even if competitive with the activities of the Trust, will not be deemed wrongful or improper.

Seed Capital Investors

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, Bitwise Asset Management, Inc., the parent company of the Sponsor (“BAM”), the parent of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per-share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, directors, employees and/or affiliates (and the affiliates’ officers, directors and employees) may trade in the ether, ether futures and related contracts, other ether -linked derivatives, or other markets for their own accounts and for the accounts of their clients at the same time that the Sponsor is managing the Trust, and in doing so, subject to their fiduciary duties, may from time-to-time, take positions in their proprietary accounts which are opposite to those held by the Trust or ahead of may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the ether held by the Trust and, consequently, on the market value of ether. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares.

The Sponsor has adopted policies and procedures that identify the conflicts of interest associated with such trading of ether, ether futures and related contracts or other ether -linked derivatives. These policies are intended to prevent conflicts of interest occurring where the Sponsor or their principals, officers, directors or employees could give preferential treatment to their own accounts or trade their own accounts ahead of or against the Trust. Pursuant to these policies, all principals, officers, directors and employees of the Sponsor, and their family members, must receive prior written clearance from the Sponsor’s chief compliance officer before entering into a transaction in ether, ether futures or any other ether -linked derivative equal if such transaction exceeds $4,999 in current market value. To the extent any such transaction constitutes a purchase of ether, ether futures or other ether-linked derivative exceeds $4,999 in current market value, the policies require that such ether, ether futures or ether-linked derivative must be held for 60 days before it can be traded or sold.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its affiliates, on the one hand, and the Trust or any Shareholders or any other person, on the other hand, the Sponsor will resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by KPMG LLP (“KPMG”) for the period ended December 31, 2024 were as follows:

Period ended December 31, 2024*
Audit Fees	$270,000
Audit-Related Fees	$9,500
Tax Fees	$—
All Other Fees	$—
Combined Trust:	$279,500

* Audit fees for the period ended December 31, 2024, consist of contractual fees payable to KPMG for the audit of the Trust’s May 28, 2024 financial statements included in the Trust’s Registration Statement under the 1933 Act, for the December 31, 2024 annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2024, for the review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit related fees were related to audit consent letters for additional SEC filings for the Trust.

(5) The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. The Sponsor approved all of the services provided by KPMG described above. The Sponsor pre-approves all audit and permissible non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 98 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit No.	Description of Document
3.1(2)	First Amended and Restated Declaration of Trust and Trust Agreement
3.2(1)	Certificate of Trust
4.1(5)	Description of Registrant’s Securities
10.1(4)	Sponsor Agreement
10.2(2)	Form of Authorized Participant Agreement
10.3(3)	Marketing Agreement
10.4(2)	Prime Execution Agreement (with Ether Custody Agreement and Trade Financing Agreement included as exhibits thereto)
10.5(2)	Cash Custody Agreement
10.6(2)	Fund Administration and Accounting Agreement
10.7(2)	Transfer Agency and Services Agreement
10.8(3)	Form of Master Purchase and Sale Agreement for Digital Assets
19.1(5)	Insider Trading Policy
31.1(5)	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
31.2(5)	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
32.1(5)(6)	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2(5)(6)	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1(5)	Recovery Policy for Erroneously Awarded Incentive-Based Compensation
101.INS(5)	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(5)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1)
Incorporated by reference to the Trust’s Registration Statement on Form S-1 (File No. 333-278308), filed on March 28, 2024.

(2)
Incorporated by reference to the Trust’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-278308), filed on May 31, 2024.
(3)
Incorporated by reference to the Trust’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278308), filed on June 18, 2024.
(4)
Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-278308), filed on July 17, 2024.
(5)
Filed herewith.
(6)
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Ethereum ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10‑K Summary.

None.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Annual Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

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

Pricing Index: CME CF Ether Reference - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of one ether as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of ether in U.S. dollars.

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

Registration Statement: the Trust’s registration statement on Form S-1 (Registration No. 333- 278308), which was declared effective by the SEC on July 22, 2024.

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

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Date: March 17, 2025

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Ethereum ETF

/s/ Hunter Horsley
By: Hunter Horsley
Director and President
(Principal Executive Officer)*

/s/ Paul Fusaro
By: Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.