Form 10-Q
period 2025-03-31
Bitwise Ethereum ETF
filed 2025-05-12
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

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

The registrant had 12,980,000 outstanding shares as of May 9, 2025.

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

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
the extreme volatility of the trading price that ether has experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust;
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
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the SEC and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of ether or other crypto assets, the operation of Ethereum network, the cryptocurrency market, or the operation of the Trust, in a manner that adversely affects the value of the Shares;
•
the possibility that the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations, including those arising from the SEC’s increasing focus on digital asset regulation through initiatives such as the Crypto Task Force, that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the Trust’s reliance on the security, stability, and performance of its service providers, including the Ether Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, which may be subject to operational failures, conflicts of interest, tariffs imposed by the United States or other jurisdictions affecting service providers or infrastructure, and regulatory actions, potentially adversely affecting its operations and the value of the Shares;
•
general economic, market and business conditions, and political developments, including, without limitation, evolving trade policies and tariffs imposed by the United States or other countries, global pandemics, inflationary pressures, geopolitical tensions, and government responses thereto, which could negatively impact the value of the Trust’s holdings in ether and significantly disrupt its operations; and

•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment in ether, at fair value (cost $299,763 and $394,302, respectively)	$173,794	$404,529
Cash	—	—
Total assets	173,794	404,529

Liabilities
Sponsor Fee payable	32	—
Total liabilities	32	—

Net Assets	$173,762	$404,529

Shares issued and outstanding, no par value, unlimited amount authorized	13,260,000	16,880,000
Principal Market NAV per share	$13.10	$23.96

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ether and percentages)

March 31, 2025 (Unaudited)

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	95,108.4265	$299,763	$173,794	100.02%
Total Investment		$299,763	173,794	100.02
Liabilities in excess of other assets			(32)	(0.02)
Net Assets			$173,762	100.00%

December 31, 2024

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	121,101.8582	$394,302	$404,529	100.00%
Total Investment		$394,302	404,529	100.00
Liabilities in excess of other assets			—	—
Net Assets			$404,529	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

STATEMENT OF OPERATIONS

(Amounts in thousands)

Three months ended March 31, 2025*
(unaudited)
Investment income
Investment income	$—
Expenses
Sponsor Fee	136
Total Expenses	136
Less: Waivers and Reimbursement	(43)
Net Expenses	93
Net investment loss	(93)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	2
Net realized gain (loss) on investment in ether sold for redemptions	(13,641)
Net change in unrealized appreciation (depreciation) on investment in ether	(136,196)
Net realized and unrealized gain (loss)	(149,835)
Net increase (decrease) in net assets resulting from operations	$(149,928)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

Three months ended March 31, 2025*
(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(93)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	2
Net realized gain (loss) on investment in ether sold for redemptions	(13,641)
Net change in unrealized appreciation (depreciation)	(136,196)
Net increase (decrease) in net assets resulting from operations	(149,928)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	23,177
Redemptions for Shares redeemed	(104,016)
Net increase (decrease) in net assets resulting from capital share transactions	(80,839)
Total increase (decrease) in net assets from operations and capital share transactions	(230,767)
Net assets
Beginning of period	404,529
End of period	$173,762

Shares issued and redeemed
Shares issued	1,100,000
Shares redeemed	(4,720,000)
Net increase (decrease) in Shares issued and outstanding	(3,620,000)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Cash Flows

(Amounts in thousands)

Three months ended March 31, 2025*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(149,928)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(20,853)
Transfer of ether to pay Sponsor Fee	101,693
Proceeds from ether sold	60
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(2)
Net realized (gain) loss from investment in ether sold for redemptions	13,641
Net change in unrealized (appreciation) on investment in ether	136,196
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	32
Net cash provided by (used in) operating activities	80,839

Cash flow from financing activities
Creations for Shares issued	23,177
Redemptions for Shares redeemed	(104,016)
Net cash provided by (used in) financing activities	(80,839)

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

Notes to Financial Statements

March 31, 2025 (Unaudited)

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

The Trust purchases and sells ether directly, and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per-share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024 and the Shares of the Trust were listed on the Exchange on July 23, 2024.

The statement of assets and liabilities and schedule of investment as of March 31, 2025, and the statements of operations, cash flows, and changes in net assets for the three-month period ended March 31, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended March 31, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing unrestricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

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

Investment Valuation - Principal Market NAV

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments at fair value.

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

At March 31, 2025, the principal market and the Principal market price for ether, which comprised the majority of the Trust’s assets for the three-month period ended March 31, 2025, was Crypto.com with a price of $1,827.33 as of March 31, 2025.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The cost basis of the investment in ether recorded by the Trust for financial reporting purposes is the fair value of ether at the time of transfer. The cost basis recorded by the Trust may differ from the proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$173,794	$—	$—	$173,794

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$404,529	$—	$—	$404,529

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the ether and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per-share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2025. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of March 31, 2025, the Trust held a net closing balance of 95,108.4265 ether with a total market value of $174,674,234 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("Pricing Index") price of $1,836.58, used to determine the Trust's NAV. The total market value of the Trust's ether held was $173,794,481 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,827.33, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the three-month period ended March 31, 2025:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	121,101.8582	$404,529
Purchases	7,173.6589	20,853
Sales for the redemption of Shares	(33,142.6922)	(101,693)
Ether transferred for Sponsor Fee	(24.3984)	(60)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	2
Net realized gain (loss) on investment in ether sold for redemptions	—	(13,641)
Change in unrealized appreciation (depreciation) on investment in ether	—	(136,196)
Ending balance as of March 31, 2025	95,108.4265	$173,794

As of December 31, 2024 the Trust held a net closing balance of 121,101.8582 ether with a total market value of $405,188,652 based on the Pricing Index price of $3,345.85, used to determine the Trust's NAV. The total market value of the Trust's ether held was $404,528,647 based on the price of an ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the period from July 22, 2024 (commencement of operations) to December 31, 2024:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of July 22, 2024 (commencement of operations)	—	$ —
Purchases	136,813.5326	453,518
Sales for the redemption of Shares	(15,711.6744)	(49,804)
Ether transferred for Sponsor Fee	—	—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	—
Net realized gain (loss) on investment in ether sold for redemptions	—	(9,412)
Change in unrealized appreciation (depreciation) on investment in ether	—	10,227
Ending balance as of December 31, 2024	121,101.8582	$404,529

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. For the six-month period commencing on July 23, 2024, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since January 22, 2025, and is payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the Pricing Index. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether will be transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Index on the last day of the month. The Trust is not responsible for paying any fees or costs associated with transferring of ether to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of March 31, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2025, ether with a market value of $173,794,481 was held by the Ether Custodian based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,827.33. No comparative period presented as the Trust commenced operations on July 22, 2024.

7. Financial Highlights*

Per-Share Performance (for a Share outstanding throughout the period presented)

Three months ended March 31, 2025
Principal Market NAV per-share, beginning of period	$23.96
Net investment loss [1]	(0.01)
Net realized and change in unrealized on investment in ether [2]	(10.85)
Net change in net assets from operations	(10.86)
Principal Market NAV per-share, end of period	$13.10

Total return, at net asset value [2]	(45.33)%

Ratios to average net assets [3]
Net investment loss	(0.14)%
Gross expenses	0.20%
Net expenses	0.14%

* No comparative financial highlights have been presented as the Trust's operations commenced on July 22, 2024.

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.

8. Segment Reporting

In 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Trust's financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust's unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust's actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs. the market price as quoted on the Exchange for the period from July 2024 to March 2025.

ETHW Premium/(Discount): ETHW Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Sep-24
Sep-24
Sep-24
Oct-24
Oct-24
Oct-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Dec-24
Dec-24
Dec-24
Dec-24
Jan-25
Jan-25
Jan-25
Jan-25
Jan-25
Feb-25
Feb-25
Feb-25
Feb-25
Mar-25
Mar-25
Mar-25
Mar-25
Mar-25
Mar-25

From July 23, 2024 to March 31, 2025, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.001%. During that same period, the highest premium was 1.65% on January 13, 2025, and the lowest premium was 0.001% on August 19, 2024. During that same period, the highest discount was 1.34% on March 4, 2025, and the lowest discount was 0.01% on February 18, 2025.

The following chart shows the price of ether for the period January 1, 2024 through March 31, 2025, as quoted by the Benchmark Provider, using the Pricing Index.

Results of Operations

As of March 31, 2025*, the Trust held a net closing balance of 95,108.4265 ether with a total market value of $174,674,234 based on the Pricing Index price of $1,836.58, used to determine the Trust's NAV. The total market value of the Trust's ether held was $173,794,481 based on the price of an ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,827.33, used to determine the Trust's Principal Market NAV.

For the three months ended March 31, 2025*^

Net realized and unrealized loss on investment in ether for the three months ended March 31, 2025 was approximately $149,835, which includes a net realized gain of $2 on the sale of ether to pay the Sponsor Fee, net realized loss on investment in ether sold for redemptions of $13,641 and net change in unrealized depreciation on investment in ether of approximately $136,196. Net realized and unrealized loss on investment in ether for the period was driven by ether price depreciation from $3,340.40 per ether as of December 31, 2024 to $1,827.33 per ether as of March 31, 2025. Net decrease in net assets resulting from operations was approximately $149,928 for the three months ended March 31, 2025, which primarily consisted of the net realized and unrealized loss on investment in ether of approximately 149,835, plus the Sponsor Fee of $93. Net assets decreased to approximately $173,762 at March 31, 2025 and the NAV per-share decreased approximately 45.33% for the three months ended March 31, 2025. The decrease in net assets primarily resulted from the aforementioned ether price depreciation, the net decrease in capital share transactions of approximately $80,839, and a net decrease resulting from operations of $149,928.

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

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s ether as necessary to pay such expenses. The cash proceeds of the sale are sent to the Sponsor to pay the expenses. Any remaining cash is distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. While broader economic and market conditions, including evolving trade policies and tariffs, could impact the price of ether and contribute to increased market volatility, the Trust does not currently anticipate these factors will materially affect its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2025.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s accounting policies.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the three-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 472 Baskets (comprising 4,720,000 Shares) during the three-month period ended March 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2025 – January 31, 2025	2,990,000	$24.34
February 1, 2025 – February 28, 2025	1,610,000	$18.40
March 1, 2025 – March 31, 2025	120,000	$13.31

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2025.

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

3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-278308) filed by the Registrant on March 28, 2024.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Ether Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

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

Cash Custodian: BNY Mellon.

CME: The Chicago Mercantile Exchange.

CME Ether Real Time Price: The CME CF Ether Real Time Index, a pricing index continuously published by the CME Group at one-second intervals that calculates the U.S. dollar price of one ether on constituent crypto asset trading platforms.

Code: Internal Revenue Code of 1986.

Constituent Platform: The major ether trading platforms that serve as the pricing sources for the calculation of the CME CF Ether Reference Rate – New York Variant and CME CF Ether Real Time Index.

Cryptocurrency: A token such as ether that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company, the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

DSTA: Delaware Statutory Trust Act.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

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

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly offered securities.

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
Director and President
(Principal Executive Officer)*

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

Date: May 12, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.