Form 10-Q
period 2025-06-30
Bitwise Ethereum ETF
filed 2025-08-07
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

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

The registrant had 17,700,000 outstanding shares as of August 7, 2025.

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
•
regulatory changes or interpretations, including those arising from the SEC’s increasing focus on digital asset regulation through initiatives such as the Crypto Task Force, which could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE ETHEREUM ETF

STATEMENT OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in ether, at fair value (cost $316,247 and $394,302, as of June 30, 2025 and December 31, 2024, respectively)	$268,957	$404,529
Cash	—	—
Total assets	268,957	404,529

Liabilities
Sponsor Fee payable	42	—
Total liabilities	42	—

Net Assets	$268,915	$404,529

Shares issued and outstanding, no par value, unlimited amount authorized	14,910,000	16,880,000
Principal Market NAV per share	$18.04	$23.96

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ether and percentages)

June 30, 2025 (Unaudited)

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	106,889.0042	$316,247	$268,957	100.02%
Total Investment		$316,247	268,957	100.02
Liabilities in excess of other assets			(42)	(0.02)
Net Assets			$268,915	100.00%

December 31, 2024

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	121,101.8582	$394,302	$404,529	100.00%
Total Investment		$394,302	404,529	100.00
Liabilities in excess of other assets			—	—
Net Assets			$404,529	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

STATEMENT OF OPERATIONS

(Amounts in thousands)

	Three months ended June 30, 2025*	Six months ended June 30, 2025*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	105	241
Total Expenses	105	241
Less: Waivers and Reimbursement	-	(43)
Net Expenses	105	198
Net investment loss	(105)	(198)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	9	11
Net realized gain (loss) on investment in ether sold for redemptions	(16,707)	(30,348)
Net change in unrealized appreciation (depreciation) on investment in ether	78,679	(57,517)
Net realized and unrealized gain (loss)	61,981	(87,854)
Net increase (decrease) in net assets resulting from operations	$61,876	$(88,052)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended June 30, 2025*	Six months ended June 30, 2025*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(105)	$(198)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	9	11
Net realized gain (loss) on investment in ether sold for redemptions	(16,707)	(30,348)
Net change in unrealized appreciation (depreciation) on investment in ether	78,679	(57,517)
Net increase (decrease) in net assets resulting from operations	61,876	(88,052)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	49,485	72,662
Redemptions for Shares redeemed	(16,208)	(120,224)
Net increase (decrease) in net assets resulting from capital share transactions	33,277	(47,562)
Total increase (decrease) in net assets from operations and capital share transactions	95,153	(135,614)
Net assets
Beginning of period	173,762	404,529
End of period	$268,915	$268,915

Shares issued and redeemed
Shares issued	2,970,000	4,070,000
Shares redeemed	(1,320,000)	(6,040,000)
Net increase (decrease) in Shares issued and outstanding	1,650,000	(1,970,000)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

Statement of Cash Flows

(Amounts in thousands)

Six months ended June 30, 2025*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(88,052)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(70,334)
Transfer of ether to pay Sponsor Fee	117,897
Proceeds from ether sold	155
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(11)
Net realized (gain) loss from investment in ether sold for redemptions	30,348
Net change in unrealized (appreciation) on investment in ether	57,517
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	42
Net cash provided by (used in) operating activities	47,562

Cash flow from financing activities
Creations for Shares issued	72,662
Redemptions for Shares redeemed	(120,224)
Net cash provided by (used in) financing activities	(47,562)

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

Notes to Financial Statements

June 30, 2025 (Unaudited)

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

The statement of assets and liabilities and schedule of investment as of June 30, 2025, the statement of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025, and the statement of cash flows for the six-month period ended June 30, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month and six-month periods ended June 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

At June 30, 2025, the principal market for ether, which comprised the majority of the Trust’s assets for the six-month period ended June 30, 2025, was Crypto.com with a price per ether of $2,516.23 as of June 30, 2025.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$268,957	$—	$—	$268,957

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$404,529	$—	$—	$404,529

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2025. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of June 30, 2025, the Trust held a net closing balance of 106,889.0042 ether with a total market value of $267,775,127 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("Pricing Index") price per ether of $2,505.17, used to determine the Trust's NAV. The total market value of the Trust's ether held was $268,957,319 based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,516.23, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the six-month period ended June 30, 2025:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	121,101.8582	$404,529
Purchases	28,466.2256	70,334
Sales for the redemption of Shares	(42,608.0846)	(117,897)
Ether transferred for Sponsor Fee	(70.9950)	(155)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	11
Net realized gain (loss) on investment in ether sold for redemptions	—	(30,348)
Change in unrealized appreciation (depreciation) on investment in ether	—	(57,517)
Ending balance as of June 30, 2025	106,889.0042	$268,957

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

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since January 22, 2025, and is payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the Pricing Index. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether will be transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Index on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of ether to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Ethereum blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of June 30, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2025, ether with a market value of $268,957,319 was held by the Ether Custodian based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,516.23. No comparative period is presented as the Trust commenced operations on July 22, 2024.

7. Financial Highlights*

Per-Share Performance (for a Share outstanding throughout the period presented)

	Three months ended June 30, 2025	Six months ended June 30, 2025
Principal Market NAV per-share, beginning of period	$13.10	$23.96
Net investment loss [1]	(0.01)	(0.01)
Net realized and change in unrealized on investment in ether [2]	4.95	(5.91)
Net change in net assets from operations	4.94	(5.92)
Principal Market NAV per-share, end of period	$18.04	$18.04

Total return, at net asset value [2]	37.71%	(24.71)%

Ratios to average net assets [3]
Net investment loss	(0.20)%	(0.16)%	[4]
Gross expenses	0.20%	0.20%
Net expenses	0.20%	(0.16)%

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
3.
Annualized.
4.
For the six-month period commencing on July 23, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

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

10. Subsequent Events

In preparing these financial statements, the Sponsor has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. On July 31, 2025, the SEC voted to approve orders to permit in-kind creations and redemptions by authorized participants for crypto asset exchange-traded product (ETP) shares. As a result of this approval, the Trust will now offer in-kind creation and redemption of shares by the Trust's authorized participants.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs. the market price as quoted on the Exchange for the period from July 2024 to June 2025.

ETHW Premium/(Discount): ETHW Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25

From July 23, 2024 to June 30, 2025, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.001%. During that same period, the highest premium was 1.87% on May 8, 2025, and the lowest premium was 0.001% on August 19, 2024. During that same period, the highest discount was 1.34% on March 4, 2025, and the lowest discount was 0.01% on May 15, 2025.

The following chart shows the price of ether for the period January 1, 2024 through June 30, 2025, as quoted by the Benchmark Provider, using the Pricing Index.

Results of Operations

As of June 30, 2025*, the Trust held a net closing balance of 106,889.0042 ether with a total market value of $267,775,127 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("Pricing Index") price of $2,505.17, used to determine the Trust's NAV. The total market value of the Trust's ether held was $268,957,319 based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,516.23, used to determine the Trust's Principal Market NAV.

For the three months ended June 30, 2025*^

Net realized and unrealized gain on investment in ether for the three months ended June 30, 2025, was approximately $61,981, which includes a realized gain of $9 on the sale of ether to pay the Sponsor Fee, net realized loss on investment in ether sold for redemptions of $(16,707) and net change in unrealized appreciation on investment in ether of approximately $78,679. Net realized and unrealized gain on investment in ether for the period was driven by ether price appreciation from $1,827.33 per ether as of March 31, 2025 to $2,516.23 per ether as of June 30, 2025. Net increase in net assets resulting from operations was approximately $61,876 for the three months ended June 30, 2025, which primarily consisted of the net realized and unrealized gain on investment in ether, and an increase in net assets resulting from the net capital share transactions of approximately $33,277.

For the six months ended June 30, 2025*^

Net realized and unrealized loss on investment in ether for the six months ended June 30, 2025, was approximately $87,854, which includes a realized gain of $11 on the sale of ether to pay the Sponsor Fee, net realized loss on investment in ether sold for redemptions of $30,348 and net change in unrealized depreciation on investment in ether of approximately $57,517. Net realized and unrealized loss on investment in ether for the period was driven by ether price depreciation from $3,340.40 per ether as of December 31, 2024 to $2,516.23 per ether as of June 30, 2025. Net decrease in net assets resulting from operations was approximately $(88,052) for the six months ended June 30, 2025, which primarily consisted of the net realized and unrealized gain on investment in ether, and a decrease in net assets resulting from the net capital share transactions was approximately $47,562.

* No comparative period presented as the Trust commenced operations on July 22, 2024.

^ Amounts displayed are in the '000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust pays the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through January 22, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s Ether holdings since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the six months ended June 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, other than the updates to the risk factors set forth below.

Regulatory Risk

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

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding bitcoin and ether. These approvals suggest that both bitcoin and ether may be commodities. More recently, the SEC and its staff: (i) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; (ii) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry; (iii) held a series of public roundtables between April and June 2025 through the Crypto Task Force, specifically addressing crypto trading, custody, tokenization, and decentralized finance, reflecting intensified efforts to engage stakeholders and clarify regulatory expectations across these critical market segments; (iv) indicated a strategic shift away from regulation-by-enforcement toward explicit rulemaking tailored specifically for digital assets; (v) released additional targeted written guidance addressing various digital asset topics, including a staff statement clarifying that certain stablecoins may not constitute securities, guidance related to meme coins, a statement on proof-of-work mining activities, interpretations on protocol staking arrangements, and FAQs related to broker-dealer custody of digital assets; and (vi) released guidance on crypto-related disclosures for securities and exchange-traded product registrations. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

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

Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. In June and July 2025, significant new legislation emerged, including the passage of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), signed into law by President Trump on July 18, 2025, which requires stablecoins to be fully backed by U.S. dollars or approved low-risk assets, subjecting them to federal and state regulation. Additionally, the House passed the Digital Asset Market Structure and Investor Protection Act (“CLARITY Act”) on June 23, 2025, further clarifying regulatory responsibilities between the SEC and CFTC and introducing a provisional registration system for digital asset exchanges, though this bill remains pending in the Senate. The House also advanced the Anti-CBDC Surveillance State Act, aimed at prohibiting the Federal Reserve from issuing a central bank digital currency, currently awaiting Senate action. However, the future of pending regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 132 Baskets (comprising 1,320,000 Shares) during the three-month period ended June 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2025 – April 30, 2025	1,240,000	$12.25
May 1, 2025 – May 31, 2025	80,000	$12.79
June 1, 2025 – June 30, 2025	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the six-month period ended June 30, 2025.

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

Date: August 7, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.