Form 10-Q
period 2025-09-30
Bitwise Ethereum ETF
filed 2025-11-10
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

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

The registrant had 16,040,000 outstanding shares as of November 10, 2025.

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

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE ETHEREUM ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in ether, at fair value (cost $359,466 and $394,302, as of September 30, 2025 and December 31, 2024, respectively)	$499,791	$404,529
Cash	—	—
Total assets	499,791	404,529

Liabilities
Sponsor Fee payable	88	—
Total liabilities	88	—

Net Assets	$499,703	$404,529

Shares issued and outstanding, no par value, unlimited amount authorized	16,760,000	16,880,000
Principal Market NAV per share	$29.82	$23.96

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ether and percentages)

September 30, 2025 (Unaudited)

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	120,095.5620	$359,466	$499,791	100.02%
Total Investment		$359,466	499,791	100.02
Liabilities in excess of other assets			(88)	(0.02)
Net Assets			$499,703	100.00%

December 31, 2024

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	121,101.8582	$394,302	$404,529	100.00%
Total Investment		$394,302	404,529	100.00
Liabilities in excess of other assets			—	—
Net Assets			$404,529	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three months ended September 30, 2025*	Nine months ended September 30, 2025*	For the period July 22, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—
Expenses
Sponsor Fee	251	492	91
Total Expenses	251	492	91
Less: Waivers and Reimbursement	—	(43)	(91)
Net Expenses	251	449	—
Net investment loss	(251)	(449)	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	109	120	—
Net realized gain (loss) on investment in ether sold for redemptions	146	(30,202)	(1,116)
Net change in unrealized appreciation (depreciation) on investment in ether	187,615	130,098	(68,271)
Net realized and unrealized gain (loss)	187,870	100,016	(69,387)
Net increase (decrease) in net assets resulting from operations	$187,619	$99,567	$(69,387)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

StatementS of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended September 30, 2025*	Nine months ended September 30, 2025*	For the period July 22, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(251)	$(449)	$—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	109	120	—
Net realized gain (loss) on investment in ether sold for redemptions	146	(30,202)	(1,116)
Net change in unrealized appreciation (depreciation) on investment in ether	187,615	130,098	(68,271)
Net increase (decrease) in net assets resulting from operations	187,619	99,567	(69,387)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	329,778	402,440	331,371
Redemptions for Shares redeemed	(286,609)	(406,833)	(2,133)
Net increase (decrease) in net assets resulting from capital share transactions	43,169	(4,393)	329,238
Total increase (decrease) in net assets from operations and capital share transactions	230,788	95,174	259,851
Net assets
Beginning of period	268,915	404,529	—
End of period	$499,703	$499,703	$259,851

Shares issued and redeemed
Shares issued	11,590,000	15,660,000	14,090,000
Shares redeemed	(9,740,000)	(15,780,000)	(130,000)
Net increase (decrease) in Shares issued and outstanding	1,850,000	(120,000)	13,960,000

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise ETHEREUM ETF

StatementS of Cash Flows

(Amounts in thousands)

	Nine months ended September 30, 2025*	For the period July 22, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$99,567	$(69,387)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(400,047)	(331,371)
Proceeds from ether sold	404,440	2,133
Transfer of ether to pay Sponsor Fee	361	—
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(120)	—
Net realized (gain) loss from investment in ether sold for redemptions	30,202	1,116
Net change in unrealized (appreciation) depreciation on investment in ether	(130,098)	68,271
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	88	—
Net cash provided by (used in) operating activities	4,393	(329,238)

Cash flow from financing activities
Creations for Shares issued	402,440	331,371
Redemptions for Shares redeemed	(406,833)	(2,133)
Net cash provided by (used in) financing activities	(4,393)	329,238

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

The accompanying notes are an integral part of the Financial Statements.

BITWISE ETHEREUM ETF

Notes to Financial Statements

SEPTEMBER 30, 2025 (Unaudited)

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

Bitwise Investments Advisers, LLC (the "Sponsor"), a wholly owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for maintaining the registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and executes the marketing plan on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

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

The statements of assets and liabilities and schedule of investment as of September 30, 2025 and December 31, 2025, the statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and for the three-month period ended September 30, 2024 and for the period July 22, 2024 (commencement of operations) through September 30, 2024, and the statement of cash flows for the nine-month ended September 30, 2025 and for the period July 22, 2024 (commencement of operations) through September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month and nine-month periods ended September 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then determining, on each valuation period, the principal market exchange during the 60 minutes prior to 4:00 pm. ET for ether. The Sponsor then identifies that market as the principal market for ether during that period, and uses the price for ether from that venue at

4:00 p.m. ET as the principal market price. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

At September 30, 2025, the principal market for ether, which comprised the majority of the Trust’s assets for the nine-month period ended September 30, 2025, was Crypto.com with a price per ether of $4,161.61 as of September 30, 2025.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$499,791	$—	$—	$499,791

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$404,529	$—	$—	$404,529

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2025. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of September 30, 2025, the Trust held a net closing balance of 120,095.5620 ether with a total market value of $496,206,039 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("ETHUSD_NY") price per ether of $4,131.76, used to determine the Trust's NAV. The total market value of the Trust's ether held was $499,790,892 based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $4,161.61, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the nine-month period ended September 30, 2025:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	121,101.8582	$404,529
Purchases	111,521.8095	400,047
Sales for the redemption of Shares	(112,400.2978)	(404,440)
Ether transferred for Sponsor Fee	(127.8079)	(361)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	120
Net realized gain (loss) on investment in ether sold for redemptions	—	(30,202)
Change in unrealized appreciation (depreciation) on investment in ether	—	130,098
Ending balance as of September 30, 2025	120,095.5620	$499,791

As of December 31, 2024 the Trust held a net closing balance of 121,101.8582 ether with a total market value of $405,188,652 based on the ETHUSD_NY price of $3,345.85, used to determine the Trust's NAV. The total market value of the Trust's ether held was $404,528,647 based on the price of an ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40, used to determine the Trust's Principal Market NAV.

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

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. For the nine-month period commencing on July 23, 2024, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since January 22, 2025, and is payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the ETHUSD_NY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether will be transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the ETHUSD_NY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of ether to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2025, ether with a market value of $499,790,892 was held by the Ether Custodian based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $4,161.61. At December 31, 2024, ether with a market value of $404,528,647 was held by the Ether Custodian based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40.

7. Financial Highlights*

Per-Share Performance (for a Share outstanding throughout the period presented)

	Three months ended September 30, 2025	Nine months ended September 30, 2025	For the period July 22, 2024 (commencement of operations) through September 30, 2024
Principal Market NAV per-share, beginning of period	$18.04	$23.96	$25.00
Net investment loss [1]	(0.01)	(0.03)	—
Net realized and change in unrealized on investment in ether [2]	11.79	5.89	(6.39)
Net change in net assets from operations	11.78	5.86	(6.39)
Principal Market NAV per-share, end of period	$29.82	$29.82	$18.61

Total return, at net asset value [2]	65.30%	24.46%	(25.56)%

Ratios to average net assets [3,4]
Net investment loss	(0.20)%	(0.18)%	—%
Gross expenses	0.20%	0.20%	0.20%
Net expenses	0.20%	0.18%	—%

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
3.
Annualized.
4.
For the nine-month period commencing on July 23, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 10, 2025, the date the financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of ether held by the Trust that is reflective of the actual ether market in which investors can purchase or sell ether, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and establishes its net asset value (“NAV") by reference to the CME CF Ether – Dollar Reference Rate – New York Variant (“ETHUSD_NY”). The ETHUSD_NY was designed to provide a daily, 4:00 p.m. ET reference rate of the U.S. dollar price of one ether that may be used to develop financial products and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major ether trading platforms (“Constituent Platforms”).

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs. the market price as quoted on the Exchange for the period from July 2024 to September 2025.

ETHW Premium/(Discount): ETHW Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jul-24
Aug-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Sep-24
Oct-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Dec-24
Jan-25
Jan-25
Jan-25
Feb-25
Feb-25
Feb-25
Mar-25
Mar-25
Mar-25
Apr-25
Apr-25
Apr-25
May-25
May-25
May-25
Jun-25
Jun-25
Jun-25
Jul-25
Jul-25
Jul-25
Aug-25
Aug-25
Aug-25
Sep-25
Sep-25
Sep-25

From July 23, 2024 to September 30, 2025, the Shares of the Trust traded at an average premium, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.003%. During that same period, the highest premium was 1.87% on May 8, 2025, and the lowest premium was 0.001% on August 19, 2024. During that same period, the highest discount was 1.91% on August 25, 2025, and the lowest discount was 0.01% on May 15, 2025.

The following chart shows the price of ether for the period January 1, 2024 through September 30, 2025, as quoted by the Benchmark Provider, using the ETHUSD_NY.

Results of Operations

Financial Information for the Three Months and Nine Months ended September 30, 2025 and the Period from July 22, 2024 (Commencement of Operations) to September 30, 2024^

The following table sets forth statements of operations data for the three months and nine months ended September 30, 2025 and the period from July 22, 2024 (commencement of operations) to September 30, 2024.

Statements of Operations (Unaudited)

	Three months ended September 30, 2025*	Nine months ended September 30, 2025*	For the period July 22, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—
Expenses
Sponsor Fee	251	492	91
Total Expenses	251	492	91
Less: Waivers and Reimbursement	—	(43)	(91)
Net Expenses	251	449	—
Net investment loss	(251)	(449)	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	109	120	—
Net realized gain (loss) on investment in ether sold for redemptions	146	(30,202)	(1,116)
Net change in unrealized appreciation (depreciation) on investment in ether	187,615	130,098	(68,271)
Net realized and unrealized gain (loss)	187,870	100,016	(69,387)
Net increase (decrease) in net assets resulting from operations	$187,619	$99,567	$(69,387)

* No comparative financial statements have been provided as the Trust’s operations commenced on July 22, 2024.

Three-Month Period ended September 30, 2025*

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of the Trust assets through January 22, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the three months ended September 30, 2025 was approximately $251. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net assets value due to an increase in the fair value of ether held by the Trust and the expiration of the Sponsor Fee waiver as of January 22, 2025.

Net Realized Gain (Loss) from Ethereum

Net realized gain on the sale of ether to pay the Sponsor Fee for the three months ended September 30, 2025 was approximately $109. The increase was due to an increase in the fair value of ether sold or transferred by the Trust.

Net realized gain on investment in ether sold for redemptions for the three months ended September 30, 2025 was approximately $146. The increase was primarily due to an increase in the fair value of ether sold by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Ethereum

Net change in unrealized appreciation on investment in ether for the three months ended September 30, 2025 was approximately $187,615. The increase was primarily due to an increase in the fair value of ether held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2025 was approximately $187,619. This increase was primarily due to an increase in net realized loss and an increase in unrealized appreciation on investments in ether, with a net realized and unrealized gain on investment in ether of approximately $187,870 less the Sponsor Fee of $251, for the three months ended September 30, 2025.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the ether price during the respective period. For the three-month period ended September 30, 2025, the net realized and unrealized gain on investment in ether was driven by appreciation in the ETHUSD_NY price of ether from $2,505.17 per ether as of June 30, 2025 to $4,131.76 per ether as of September 30, 2025.

Comparison of the Nine-Month Period ended September 30, 2025 and the Period from July 10, 2024 (Commencement of operations) to September 30, 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of the Trust assets through January 22, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the nine months ended September 30, 2025 was approximately $492, of which $43 was contractually waived, resulting in a net Sponsor Fee of approximately $449 compared to the Sponsor Fee for the period from July 22, 2024 (commencement of operations) to September 30, 2024 of approximately $91, of which $91 was contractually waived, resulting in a net Sponsor Fee of $0. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net assets value due to an increase in the fair value of ether held by the Trust and the expiration of the Sponsor Fee waiver as of January 22, 2025.

Net Realized Gain (Loss) from Ethereum

Net realized gain on the sale of ether to pay the Sponsor Fee for the nine months ended September 30, 2025 was approximately $120, compared to net realized gain on the sale of ether to pay the Sponsor Fee for the period from July 22, 2024 (commencement of operations) to September 30, 2024 of approximately $0 due to the Sponsor Fee being contractually waived. This change was primarily due to the expiration of the Sponsor Fee waiver as of January 22, 2025 and an increase in the fair value of ether sold or transferred by the Trust.

Net realized loss on investment in ether sold for redemptions for the nine months ended September 30, 2025 was approximately $30,202, compared to net realized loss on investment in ether sold for redemptions for the period from July 22, 2024 (commencement of operations) to September 30, 2024 of approximately $1,116. This change was primarily due to an increase in the fair value of ether sold by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Ethereum

Net change in unrealized appreciation on investment in ether for the nine months ended September 30, 2025 was approximately $130,098, compared to net change in unrealized depreciation on investment in ether for the period from July 22, 2024 (commencement of operations) to September 30, 2024 of approximately $68,271. This change was primarily due to an increase in the fair value of ether held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was approximately $99,567, compared to net decrease in net assets resulting from operations for the period from July 22, 2024 (commencement of operations) to September 30, 2024 of approximately $69,387. This change was primarily due to an increase in net realized loss and an increase in unrealized appreciation on investments in ether, with a net realized and unrealized gain on investment in ether of approximately $100,016, less the Sponsor Fee of $449, for the nine months ended September 30, 2025, compared to a net realized and unrealized loss on investment in ether of approximately $69,387, for the period from July 22, 2024 (commencement of operations) to September 30, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the ether price during the respective period. For the nine-month period ended September 30, 2025, the net realized and unrealized gain on investment in ether was driven by appreciation in the ETHUSD_NY price of ether from $3,345.85 per ether as of December 31, 2024 to $4,131.76 per ether as of September 30, 2025. For the period from July 22, 2024 (commencement of operations) to September 30, 2024, the net realized and unrealized loss on investment in ether was driven by the depreciation in the ETHUSD_NY price of ether from $3,484.67 per ether as of July 22, 2024 (commencement of operations) to $2,591.07 per ether as of September 30, 2024.

^ Amounts displayed are in the '000s, except for per-share/coin references

Net Assets

As of September 30, 2025, the Trust held a net closing balance of 120,095.5620 ether with a total market value of $496,206,039 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("ETHUSD_NY") price of $4,131.76, used to determine the Trust's NAV. The total market value of the Trust's ether held was $499,790,892 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $4,161.61, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $499,703 at September 30, 2025, with a 24.46% increase in Principal Market NAV per-share for the nine months ended September 30, 2025. The increase in net assets primarily resulted from the aforementioned appreciation in the price of ether, the net decrease in capital share transactions of approximately $4,393, and a net increase resulting from operations of $99,567.

As of September 30, 2024, the Trust held a net closing balance of 100,152.9571 ether with a total market value of $259,503,322 based on the CME CF Ether – Dollar Reference Rate –New York Variant ("ETHUSD_NY") price of $2,591.07, used to determine the Trust's NAV. The total market value of the Trust's ether held was $259,850,853 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,594.54, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $259,851 at September 30, 2024, with a 25.56% decrease in Principal Market NAV per-share for the period from July 22, 2024 (commencement of operations) to September 30, 2024. The increase in net assets primarily resulted from the aforementioned depreciation in the price of ether, the net increase in capital share transactions of approximately $329,238, and a net decrease resulting from operations of $69,387.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the nine months ended September 30, 2025.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, other than the update to the risk factors set forth below.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ether. These drawdowns notwithstanding, digital asset prices, including ether, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first half of 2021. Digital asset prices, including ether, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the third quarter of 2021, as well as throughout 2022. Since then, digital asset prices have continued to fluctuate through 2023, 2024, and early 2025. In October 2025, the crypto markets experienced a sudden flash crash in which automated liquidations reportedly exceeded $19 billion within about 24 hours and total market capitalization fell by roughly 14 percent over several days. The full impact of that event may not yet be fully reflected in the crypto asset ecosystem.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 132 Baskets (comprising 1,320,000 Shares) during the three-month period ended September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2025 – July 31, 2025	—	$—
August 1, 2025 – August 31, 2025	3,500,000	$28.02
September 1, 2025 – September 30, 2025	6,240,000	$30.21

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the nine-month period ended September 30, 2025.

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Ethereum ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Title: Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: November 10, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.