Form 10-K
period 2025-12-31
Bitwise Ethereum ETF
filed 2026-03-12
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025.

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non‑Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $269,274,600

As of March 3, 2026, the registrant had 15,280,000 Shares outstanding.

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
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the Securities and Exchange Commission (the “SEC” or "Commission") and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of ether or other crypto assets, the operation of the Ethereum network, or the ether market in a manner that adversely affects the value of the Shares;
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
•
general economic, market and business conditions, and political developments, including, without limitation, global pandemics and the societal and government responses thereto, which could negatively impact the value of the Trust’s holdings in ether and significantly disrupt its operations; and

i

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

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of ether held by the Trust that is reflective of the actual ether market in which investors can purchase or sell ether, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds ether and establishes its net asset value (the “NAV”) by reference to the CME CF Ether – Dollar Reference Rate – New York Variant (the “Pricing Index” or "ETHUSD_NY"). The Pricing Index was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one ether that may be used to develop financial products and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major ether trading platforms (the “Constituent Platforms”).

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

When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000) (the “Basket Amount”). The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of ether constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of ether that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of ether held by the Trust as of the opening of business on that business day, adjusted for the amount of ether constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of an Ether smaller than a satoshi (0.00000001 ether) are disregarded for purposes of the computation of the Basket Amount.

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

The Sponsor maintains a website for the Trust, www.ETHWetf.com, through which the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S.

Securities and Exchange Commission (the “SEC” or "Commission"). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust holds ether and establishes its NAV by reference to the ETHUSD_NY. The Trust accrues the Sponsor’s management fee (the “Sponsor Fee”) in U.S. dollars and values its ether holdings, net assets and the Shares daily based on the Pricing Index. On December 31, 2025, the ETHUSD_NY price was $2,964.79.

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

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring ether from an ether trading counterparty that has been approved by the Sponsor (each, an “Ether Trading Counterparty”). As of December 31, 2025, B2C2 USA Inc., Coinbase, Inc., Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Flow Traders B.V., JSCT, LLC, Nonco LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd. have been approved as Ether Trading Counterparties. JSCT, LLC is an affiliate of Jane Street Capital, LLC, which is an Authorized Participant to the Trust. The Sponsor has entered into contractual agreements with the Ether Trading Counterparties, and these agreements set forth the general parameters under which a transaction in ether will be effectuated, should any transaction with an Ether Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular Ether Trading Counterparty, and do not create any contractual obligations on the part of any Ether Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and an Ether Trading Counterparty are done on an arm’s-length basis.

Under the Agent Execution Model, Coinbase, Inc. (“Coinbase, Inc.” or the “Prime Execution Agent,” which is an affiliate of the Ether Custodian), acting in an agency capacity, conducts ether purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to an agreement (the “Prime Execution Agreement”). To utilize the Agent Execution Model, the Trust may maintain some ether or cash in a trading account (the “Trading Balance”) with the Prime Execution Agent. To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow ether or cash as trade credit (the “Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

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

The CME CF Ether – Dollar Reference Rate – New York Variant (Pricing Index)

The Trust uses the Pricing Index to calculate its daily NAV. The Pricing Index was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one ether that may be used to develop financial products. It is calculated by the Benchmark Provider based on an aggregation of executed trade flow of the Constituent Platforms. The Pricing Index uses the same methodology as the CME CF Ether-Dollar Reference Rate (“ERR”), which was designed by the CME Group and CF Benchmarks Ltd. to facilitate the cash settlement of ether futures contracts traded on the Chicago Mercantile Exchange (the “CME”). The only material difference between the Pricing Index and the ERR is that the ERR measures the U.S. dollar price of one ether as of 4:00 p.m. London time and the Pricing Index measures the U.S. dollar price of one ether as of 4:00 p.m. New York time. The CME Group also publishes the CME CF Ether Real Time Index (the “CME Ether Real Time Price”), which is a continuous measure of the U.S. dollar price of one ether calculated once per second. Each of the Pricing Index, the ERR and the CME Ether Real Time Price is representative of the ether trading activity on the Constituent Platforms, which include, as of December 31, 2025, Bitstamp, Coinbase, Gemini, itBit, LMAX Digital, Kraken, Crypto.com, and Bullish Exchange.

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

As of December 31, 2025, the Constituent Platforms included in the Pricing Index are Bitstamp, Coinbase, Gemini, itBit, LMAX Digital, Kraken, Crypto.com, and Bullish Exchange.

•
Bitstamp: A U.K.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYSDFS”) BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset Business with the Financial Conduct Authority (“FCA”) in the United Kingdom.
•
Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYSDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as e-money providers (Republic of Ireland, Central Bank of Ireland) and Major Payment Institutions (Singapore, Monetary Authority of Singapore).
•
Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYSDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.
•
itBit: A U.S.-based exchange that is licensed as a virtual currency business under the NYSDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.
•
LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of an FCA-regulated Multilateral Trading Facility and Broker-Dealer.
•
Crypto.com: A global digital asset platform registered as an MSB with FinCEN in the United States and with FINTRAC in Canada. It holds Money Transmitter Licenses across numerous U.S. states. Internationally, it holds a MiCAR license and is authorized as a Class 3 Virtual Financial Assets (VFA) Service Provider by the Malta Financial Services Authority (MFSA). In the United Kingdom, it is registered with the FCA. It also holds a Major Payment Institution (MPI) license from the Monetary Authority of Singapore (MAS). The company also holds an Australian Financial Services Licence (AFSL) and is registered with AUSTRAC.
•
Bullish Exchange: A U.S.-based exchange registered as an MSB with FinCEN and holds a Virtual Currency Business Activity License (BitLicense) as well as a money transmitter license from NYSDFS. It is also licensed as a money transmitter in various other U.S. states. Internationally, the platform is operated by Bullish (GI) Limited, which is regulated by the GFSC in Gibraltar. In the European Union, its subsidiary Bullish Europe GmbH is a BaFin-regulated entity that holds a full MiCAR license, authorizing it to provide crypto-asset services across the EEA. Additionally, it is licensed by the Hong Kong Securities and Futures Commission. It is notably not registered with the UK’s FCA.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the Pricing Index is administered through the Benchmark Provider’s codified policies for index integrity. The Pricing Index is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts-of-interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. Benchmarks Regulation, compliance with which regulations has been subject to a Limited Assurance Audit under the International Standard on Assurance Engagements 3000 standard as of September 12, 2022, which is publicly available.

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

In the event that there are errors or irregularities in the calculation and publication of the Pricing Index, including delayed, missing data or erroneous data, the Benchmark Provider will apply the “Contingency Calculation Rules” as it relates to the Pricing Index that are set forth on the Benchmark Provider’s website. Such rules dictate how the Benchmark Provider will calculate the Pricing Index, depending upon the type of error or irregularity. For instance, in the event that no Relevant Transaction occurs on a Constituent Platform on a given day, or one or more Relevant Transactions do occur on the Constituent Platform but cannot be retrieved by the Benchmark Provider, the Constituent Platform is disregarded in the calculation of the Pricing Index for that day. In addition, all Relevant Transactions are subject to automated screening for erroneous data. Relevant Transactions that have been flagged as erroneous pursuant to the automated screening and the Contingency Calculation Rules are disregarded in the calculation of the Pricing Index for a given day. If, for whatever reason, the Benchmark Provider is unable to calculate and publish the Pricing Index by the stipulated dissemination time, it shall publish a notification on its website informing Pricing Index users, including the Trust, that the calculation and publication have been delayed.

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

Calculation of Net Asset Value ("NAV")

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

The Trust's NAV and NAV per share are presented in this Annual Report on Form 10-K and are reconciled against GAAP metrics in the financial statements as set forth in "Item 8. Financial Statements and Supplementary Data.

Calculation and Dissemination of ITV

The Trust utilizes the CME Ether Real Time Price, which is a continuous measure of the U.S. dollar price of one ether calculated once per second, to calculate an Indicative Trust Value (the “ITV”). The ITV is disseminated on a per Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. ET. The ITV is intended to provide additional information not otherwise available to the public that may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. It is calculated by using the prior day’s holdings at close of business and the most recently reported price level of the CME Ether Real Time Price.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (ii) DTC Participants. To become an Authorized Participant, a person must enter into an authorized participant agreement ("Authorized Participant Agreement"). The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the 1934 Act and a member in good standing with the Financial Industry Regulatory Authority (“FINRA”), or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing an order to purchase one or more Baskets with the Transfer Agent through the Marketing Agent in exchange for cash (a “Purchase Order”). Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase Orders must be placed by 2:00 p.m., ET, or the close of regular trading on the Exchange, whichever is earlier (the “Purchase Order Cut-Off Time”). The Purchase Order Cut-Off time may be modified by the Sponsor in its sole discretion. The day on which a Purchase Order is accepted by the Transfer Agent is considered the “Purchase Order Date.”

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a Purchase Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of ether as described in the “Determination of Basket Amount” sub-section above, multiplied by the Pricing Index price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of ether to the extent it is greater than the Pricing Index price on each Purchase Order Date. On each Purchase Order Date, the Administrator communicates to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a creation request. If an Authorized Participant fails to consummate the foregoing, the Purchase Order would be cancelled. The Sponsor causes to be published each night the amount of ether that is acquired in exchange for each Purchase Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of ether if the price paid by the Trust is in excess of the Pricing Index on each Purchase Order Date.

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

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts ether purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Purchase Order Date, the Trust enters into a transaction to buy ether through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Purchase Order Date for the purchase of ether in connection with the Purchase Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Purchase Order on the Purchase Order Date. The extension of Trade Credits on the Purchase Order Date allows the Trust to purchase ether through the Prime Execution Agent on the Purchase Order Date, with such ether being deposited in the Trust’s Trading Balance. On the day following the Purchase Order Date, the "Purchase Order Settlement Date", the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Purchase Order Settlement Date for a Purchase Order utilizing the Agent Execution Model, the ether associated with the Purchase Order and purchased on the Purchase Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust Ether Account with the Ether Custodian pursuant to a regular end-of-day sweep process. Transfers of ether into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust Ether Account are “on-chain” transactions represented on the Ethereum blockchain. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of ether calculated by the Administrator for daily valuation using the Pricing Index and the price at which the Trust acquires the ether are borne solely by the Authorized Participant to the extent that the Trust pays more for ether than the price used by the Trust for daily valuation. Any such additional cash amount is included in the amount of cash calculated by the Administrator on the Purchase Order Date, communicated to the Authorized Participant on the Purchase Order Date, and wired by the Authorized Participant to the Cash Custodian on the Purchase Order Settlement Date.

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

For a redemption of Baskets utilizing the Agent Execution Model, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time may be as early as 5:00 p.m. ET on the business day prior to the Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the Ether Custodian to prepare to transfer the ether associated with the Redemption Order from the Trust Ether Account with the Ether Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts ether sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with ether on the evening of the Redemption Order Date at the time of the intended execution of the sale of ether in connection with the Redemption Order because such ether is still in the Trust Ether Account at the Ether Custodian. In those circumstances the Trust may borrow Trade Credits in the form of ether from the Trade Credit Lender, which allows the Trust to sell ether through the Prime Execution Agent on the evening of the Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of ether from the Trust Ether Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the ether that is moved from the Trust Ether Account with the Ether Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of ether from the Trust Ether Account to the Trust’s Trading Balance are “on-chain” transactions represented on the Ethereum blockchain.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of purchase or redemption or may postpone the Redemption Order Settlement Date, for (i) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (ii) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, internet, or Ethereum network outage, or similar event), or (iii) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions (e.g., because of a market disruption event), it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the Ether Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any Redemption Order (i) that the Sponsor determines not to be in proper form, (ii) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (iii) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Ether Custodian make it for all practical purposes not feasible for the Shares to be delivered under the Redemption Order. The Sponsor may also reject a Redemption Order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e., ten Baskets) or less.

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

Moreover, the Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2025, Ethereum continues to serve as the primary platform for the issuance of digital assets not functioning as native tokens on their own blockchains, with such assets representing approximately 11.7% of the total market value of all digital assets.

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

On June 17, 2016, an anonymous hacker exploited The DAO’s smart contract code to siphon approximately $60 million, or 3.6 million ether, into a segregated account. Upon the news of the breach, the price of ether was quickly cut in half as investors liquidated their holdings and members of the Ethereum community worked to determine a solution. In the days that followed, several attempts were made to retrieve the stolen funds and secure the Ethereum network. However, it soon became apparent that direct interference with the protocol (i.e., a hard fork) would be necessary. The argument for the hard fork was that it would create an entirely new version of the Ethereum blockchain, erasing any record of the theft, and restoring the stolen funds to their original owners. The counterargument was that it would be antithetical to the core principle of immutability of the Ethereum blockchain.

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

Summary of an Ether Transaction

A “transaction request” refers to a request to the Ethereum network made by a user, in which the requesting user (the “sender”) asks the Ethereum network to send some ether or execute some code. A “transaction” refers to a fulfilled transaction request and the associated change in the Ethereum network’s state. An "Ethereum Client" is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A node is a computer or other device, such as a mobile phone, running an individual Ethereum Client that is connected to other computers also running their own Ethereum Clients, which collectively form the Ethereum network. Nodes can be full nodes (meaning they host a local copy of the entire Ethereum blockchain) or light nodes, which only host a local copy of a sub-portion of the full Ethereum blockchain with reduced data. Nodes may (but do not have to) be validators, which requires them to download an additional piece of software in the node’s Ethereum Client and stake a certain amount of ether, which is discussed below.

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

Ether has generally exhibited high price volatility relative to more traditional asset classes. One volatility measure, standard deviation, is based on the variability of historical price returns. A higher standard deviation indicates a wider dispersion of past price returns and thus greater historical volatility. The table below provides information regarding the price return of ether and its volatility from December 31, 2021 to December 31, 2025. Standard deviation is annualized.

Asset	Mean (Absolute) (2)	Minimum	Maximum	Mean (3)	Standard Deviation (4)
Ether (1)	2.56%	-18.14%	20.37%	0.05%	69.71%

(1)
Reflects daily price returns determined under the Sponsor’s valuation policy for the period from 4:00 p.m. ET on December 31, 2021, through 4:00 p.m. ET on December 31, 2025.
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

In addition, ether futures and options trading occur on exchanges in the United States regulated by the U.S. Commodity Futures Trading Commission (“CFTC”). The market for CFTC-regulated trading of ether derivatives has developed substantially. In 2024, regulated ether futures represented a total value of approximately $256 billion traded between Ether and Micro Ether futures in notional trading volume on the CME. Through the common membership of the Exchange and the CME Ethereum Futures market in the Intermarket Surveillance Group (the “ISG”), the Exchange may obtain information regarding trading in the Shares and listed ether derivatives from the CME Ethereum Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Ethereum Futures market allows for the surveillance of ether futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between the Exchange and the CME Ethereum Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of the Exchange’s rules and the applicable federal securities laws and rules. The Exchange has also implemented surveillance procedures to monitor the trading of the Shares on the Exchange during all trading sessions and to deter and detect violations of Exchange rules and the applicable federal securities laws.

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

As of December 31, 2025, approximately 121.34 million ether were outstanding.

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

"Layer 2" solutions aim to increase throughput and reduce transaction fees by processing and validating transactions off the main Ethereum network (known as “Layer 1”) and on their own blockchains. The Layer 2 solutions also take advantage of the security of the Layer 1 by submitting their validated transactions back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. Key Layer 2 implementations include “rollups,” which execute transactions outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels,” which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with similar capabilities to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

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

Competition

As of December 31, 2025, more than 10,000 cryptocurrencies, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While ether has enjoyed some success in its limited history, the aggregate value of outstanding ether is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ether was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum.

Central banks in various countries are actively developing Central Bank Digital Currency (the “CBDC”). As of December 31, 2025, central banks representing at least 137 countries have published work on retail or wholesale CBDCs, ranging from initial research to advanced pilot projects. Whether or not CBDCs incorporate blockchain or similar technologies, they hold certain competitive advantages over cryptocurrencies like ether, particularly because they are legal tender within their issuing jurisdictions. CBDCs could potentially replace or compete with ether as a medium of exchange or store of value. Central banks and other governmental entities have also launched cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technologies to reduce friction in cross-border and interbank payments and settlement processes, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. These efforts aim to reduce friction and improve efficiency in financial transactions, which could lessen demand for ether as an alternative payment method.

Regulation of Ether

As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice ("DOJ"), the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution regulators and others) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or have custody of digital assets for users. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

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

Moreover, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. In April 2023, the SEC reopened the comment period of a January 2022 rule proposal that would amend the 1934 Act Rule 3b-16, which defines “exchange” for the purposes of the 1934 Act. If adopted, the proposed rule change would broaden the definition of “exchange” to capture a larger amount of trading activity in the United States, including the activity of certain DeFi protocols that operate blockchain networks like Ethereum, and likely impose additional regulatory requirements with respect to such DeFi protocols, and such DeFi protocols may be unable to comply with such regulations.

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

Shortly after the 2023 Binance case, the SEC brought a similar lawsuit against Coinbase in June 2023, alleging that Coinbase had been operating as an unregistered securities exchange, broker and clearing agency in violation of U.S. federal securities laws. In March 2024, the SEC received a mixed decision when Judge Katherine Polk Failla of the U.S. District Court for the Southern District of New York denied Coinbase’s motion to dismiss the case. Coinbase then sought to appeal the decision to the U.S. Court of Appeals for the Second Circuit in April 2024. On February 27, 2025, the SEC formally filed a joint stipulation with Coinbase to dismiss the ongoing civil enforcement action.

In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In response, Kraken filed a motion to dismiss the lawsuit, which was denied by U.S. District Judge William H. Orrick in August 2024. On March 3, 2025, Kraken announced that the SEC had agreed to dismiss this lawsuit with prejudice, permanently closing the case without any admission of wrongdoing, financial penalties, or required modifications to Kraken’s business operations.

Recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. In addition to the recent developments aforementioned, the SEC: 1) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; and 2) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The CFTC has regulatory jurisdiction over the ether futures markets. In addition, because the CFTC has determined that ether is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for ether. The CFTC has pursued enforcement actions relating to fraud and manipulation involving ether and ether markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving ether that do not use collateral, leverage, or financing. On February 8, 2021, the CME, a designated contract market (“DCM”) registered with the CFTC, launched new contracts for ether futures products. DCMs are boards of trade (or exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the Commodity Exchange Act. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce their rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of ether futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; to monitor data from cash markets with respect to price settlements and other ether prices more broadly, and to identify anomalies and disproportionate moves in the cash markets compared to the futures markets; to engage in inquiries, including at the trade settlement level when necessary; and to agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency ("CVC") mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In November 2024, Larry Dean Harmon, the operator of the cryptocurrency mixer Helix, was sentenced to three years in prison for laundering bitcoin, processing over 354,000 bitcoins, primarily used by darknet drug markets. He was also ordered to forfeit over $400 million in assets. Additional regulatory action with respect to privacy-enhancing digital assets, including ether, is possible in the future.

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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual revenues, (ii) it becoming a “large accelerated filer,” as defined in Rule 12b-2 of the 1934 Act, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

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

•
Decentralized governance of the Ethereum network and potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, have a negative impact on the performance of the Trust.
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
•
The Trust’s operations rely heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust’s management and stability and the value of the Shares.
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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ether. These drawdowns notwithstanding, digital asset prices, including ether, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices, including ether, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021, as well as throughout 2022. Since then, digital asset prices have continued to fluctuate through 2024, 2025, and early 2026.

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

Blockchain participants, including miners and validators, maintain the record of ownership of digital assets. These participants validate transactions, secure the network, and ensure the integrity of the blockchain. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or the loss or corruption of data, software, hardware or other computer equipment, or from the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of their personnel, or via other means, including phishing attacks and other forms of social engineering), or if for financial or other reasons they cease to perform these functions, the functioning of the blockchains on which the ownership of digital assets is recorded and and the basis of their valuation may be jeopardized. For instance, if a successful cyberattack were to disable miners or validators, the validation of transactions could be delayed or fail, potentially leading to unauthorized transactions or the loss of digital assets.

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

The trading prices of ether have experienced extreme volatility in recent periods and may continue to do so. In 2021, ether experienced significant highs before experiencing substantial declines throughout 2022. This pattern of rapid appreciation followed by steep drawdowns has recurred multiple times, including in 2013-2014, 2017-2018, and 2021-2022. Ether's price has continued to fluctuate, with a notable low of $1,535.49 on October 12, 2023 and a high of $4,031.50 on March 11, 2024. As of December 31, 2025, ether's price stands at $2,971.94, reflecting ongoing volatility. Over the past 12 months (using data ending January 5, 2026), ether has exhibited a historical annualized volatility of approximately 76.67% and a maximum annual price decrease of 60.25%.

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

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets have previously experienced a bubble and may do so again in the future. The bankruptcy of major digital asset companies like Celsius Network, Voyager Digital Ltd., and Three Arrows Capital, along with the collapse of TerraUSD and FTX Trading Ltd. (“FTX”) in late 2022 severely impacted confidence in the digital asset market. These events have led to widespread negative publicity, further bankruptcies, and legal actions, highlighting the volatility and risks inherent in Ether and other digital assets.

In response to these events, the digital asset markets experienced extreme price volatility and other entities in the digital asset industry were, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets is negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the DOJ, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. The regulatory landscape for digital assets remains uncertain and continues to evolve. For example, in January 2024, the SEC approved the listing and trading of several bitcoin spot ETFs. This decision came after the U.S. Court of Appeals for the District of Columbia found that the SEC’s previous denial of the Grayscale Bitcoin Trust’s ETF listing was “arbitrary and capricious” due to insufficient explanation, especially given the approval of similar bitcoin futures-based ETFs. For more information regarding regulatory and enforcement scrutiny of digital assets, see the risk factor entitled "Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of ether, its validating activity or the operation of its networks or the digital asset markets in a manner that adversely affects the value of the Shares."

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

While the Merge significantly reduced Ethereum’s energy consumption by approximately 99.95%, it did not immediately address all scalability challenges. Subsequent upgrades, such as the “Dencun” update in March 2024, have been implemented to further enhance scalability and efficiency. This planned fork introduced several EIPs, including EIP 4844, aimed at reducing transaction fees for Layer 2 solutions by providing temporary storage spaces called Binary Large Objects (“blobs”) on the Layer 1 Ethereum network. This change is expected to lower costs for Layer 2 solutions by storing batched transactions more efficiently, though it initially resulted in decreased demand for ether, potentially impacting its market price. Additionally, some Layer 2 networks, like Blast, experienced temporary outages following the upgrade. As with any major software change, the Dencun update carries risks of bugs, security vulnerabilities, and other unanticipated issues that could affect the Ethereum network’s adoption and the value of ether.

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

The rate at which new ether is issued and put into circulation is variable and influenced by several mechanisms within the Ethereum network. Unlike the Bitcoin network, the Ethereum network has no formal cap on its total supply. However, it employs various mechanisms that collectively limit the ether supply. These mechanisms, known as the “Ethereum Triple Halving,” have been instrumental in reducing the issuance of new ether.

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

The Ethereum network, like many other digital asset networks, faces significant scaling challenges due to inherent trade-offs between security and scalability in public blockchains. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. A higher degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire ledger of the network. As a result, a digital asset network may be limited in the number of transactions it can process because all validators participate in validating each block and each fully participating node must store and validate all transactions.

As of December 2025, the Ethereum network handled approximately 16 transactions per second on its Layer 1 base layer. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets have implemented or are exploring various features to increase the speed and throughput of transactions. However, if improvements in transaction throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. Since October 2015, ether transaction fees have increased from $0.0011 average daily transaction fees per ether transaction to a high of up to approximately $200 (paid in ether) average daily transaction fees per transaction on April 30, 2022. As of December 31, 2025, ether transaction fees stood at $1.03 (paid in ether) per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether.

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

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next-generation uses. To address scaling issues such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand, the Ethereum community has shifted its strategy from traditional sharding to a rollup-centric roadmap. Initially, sharding was proposed to increase Ethereum’s blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. This approach aimed to enable parallel processing and validation of transactions. However, with the rapid advancement of Layer 2 scalability solutions, which process transactions off-chain and submit bundled data to the main Ethereum network, the focus has transitioned to enhancing these rollups. The launch of proto-danksharding (known as "EIP-4844") in the “Dencun” upgrade in March 2024 introduces “blob-carrying transactions,” allowing rollups to add data blobs to blocks at a lower cost. These blobs are not accessible to the EVM and are automatically deleted after a set period, reducing long-term storage requirements.

Layer 2 solutions aim to increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. Key Layer 2 implementations include “rollups,” which execute transactions outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels,” which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with similar capabilities to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

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

These MEV practices can undermine transaction predictability and fairness, potentially deterring users from engaging with DeFi protocols or the Ethereum network. Regulatory bodies have begun to scrutinize MEV activities. In May 2024, the European Union, under the MiCA regulation, designated MEV as a form of illegal market abuse, aiming to curb sophisticated market manipulation and promote fair participation. Additionally, in May 2024, U.S. prosecutors charged two individuals with exploiting the Ethereum blockchain to steal $25 million through MEV manipulation, marking the first criminal case involving this type of exploitation. Such regulatory actions could lead to stricter oversight and potential restrictions on MEV-related practices, affecting the attractiveness of the Ethereum network for users and validators, which may adversely impact the value of ether and, by extension, the value of the Shares.

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

As of December 31, 2025, Lido remains the largest protocol by Total Value Locked ("TVL") in ether, boasting over $26.79 billion in TVL. It operates over 1 million validators, covering 48.80% of the Ethereum network. This significant concentration of staked ether under a single platform raises concerns about potential centralization within the Ethereum network. While it is generally believed that Lido has minimal incentive to disrupt transaction finality or block confirmations—given the risk of its entire stake being slashed (i.e., confiscated) if it attempts such interference—there are ongoing centralization concerns. These concerns are partly mitigated by the fact that Lido does not directly control most of the third-party node operators that stake its ether. Additionally, manipulating Ethereum’s consensus mechanism would likely cause a significant drop in ether’s value, which would economically harm Lido.

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

Federal and state regulators including FinCEN and OFAC have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises. For example, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified CVC mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. The DOJ has also arrested and charged the developers of certain digital asset networks and digital assets for crimes related to money laundering and other offenses.

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

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Ether Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and as limited-purpose trust companies subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended, and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Trust will not hold any ether except that which has been delivered by approved Ether Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating ether deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

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

The Ethereum network relies on open-source protocols, which means that any user can become a node by downloading the Ethereum Client, a software application that implements the Ethereum network specification, modifying it, and proposing that other nodes, validators, and users adopt those changes. While anyone can propose modifications, the Ethereum Foundation and core developers are influential in initiating updates to the Ethereum network’s source code. However, the adoption of proposed updates is not automatic and depends on decentralized consensus. For any modification to be effective, Ethereum nodes must choose to download and implement the updated source code in their individual Ethereum Clients. The adoption process ultimately relies on a critical mass of validators, DApps developers, smart contract developers, and other users who transact on the Ethereum network to support the proposed changes. However, this process is not guaranteed to succeed. If a significant majority of validators and users do not support a proposed modification, or if the modification is not backward-compatible, it may result in a split of the Ethereum network, known as a “hard fork.” In the event of a hard fork, one group of nodes may continue running the pre-modified software while another group adopts the new version, resulting in two distinct versions of the Ethereum network operating on separate blockchains with no interchangeability between them. Hard forks can be disruptive, leading to fragmentation of the network’s user base, developers, and validators. This division may weaken the security of each network if the number of validators becomes too small, increasing vulnerability to attacks or reduced functionality. Additionally, competing parallel blockchains may confuse users and reduce overall adoption of updates and modifications to the Ethereum network’s source code, potentially impacting the value and utility of ether-based assets, including the Shares. Contentious debates among network participants regarding proposed updates can further complicate this process, sometimes leading to ill will among developers, validators, and other stakeholders.

In September 2022, the Ethereum network transitioned to a proof-of-stake model, through an upgrade known as the “Merge.” This upgrade resulted in a hard fork as certain Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge, leading to the creation of “Ethereum Proof-of-Work.” In addition to planned upgrades, forks can occur in response to significant security breaches. For instance, in July 2016, the Ethereum network “forked” into Ethereum and a new digital asset network, Ethereum Classic, after an anonymous hacker exploited a vulnerability in The DAO smart contract, diverting approximately $60 million worth of ether. To reverse the impact of the hack, most of the Ethereum community supported a fork, while a minority continued with the original blockchain, now known as Ethereum Classic, with its digital asset, “ETC,” still actively traded today. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see the section entitled “Additional Information on Ether and the Ether Market” under Item 1 - Business of this Annual Report for additional information. Forks can also occur unintentionally due to software flaws or incompatibilities among different versions of network software. Such unintended forks may lead to users and validators abandoning the affected network. Alternatively, if a substantial number of users adopt an incompatible software version and resist reunification, this can result in a permanent fork, as seen with Ethereum and Ethereum Classic. Hard forks can introduce new security challenges. For example, the 2016 fork between Ethereum and Ethereum Classic led to replay attacks, where transactions on one network were maliciously replicated on the other. These attacks persisted for months, with one platform reporting a loss of 40,000 ETC (around $100,000 at the time). Additionally, hard forks can fracture validation power, potentially reducing network security. If validating power becomes unevenly distributed, a single validator or pool could gain control of over 50%, making the network more vulnerable to attacks. A hard fork may also affect the price of ether upon announcement or implementation. For instance, a hard fork announcement could trigger increased demand for the pre-fork asset, as holders anticipate receiving new “Forked Assets” post-fork, potentially driving up prices. However, after the fork, the combined value of the two resulting assets might be lower than the original pre-fork price. Additionally, if the hard fork creates operational issues for either of the resulting networks, the associated digital assets could lose significant value, including the value of the Shares.

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

Ether’s protocols may also be cloned. Unlike a hard fork, which modifies an existing blockchain and results in two networks with the same genesis block, a clone is a copy of a protocol’s codebase that results in an entirely new blockchain with a new genesis block. Tokens are created solely from the new “clone” network, and, unlike with hard forks, holders of tokens from the original network do not automatically receive tokens from the cloned network. A clone creates a competing network with characteristics substantially similar to the original network but with modifications introduced by the developers of the clone. This competition may affect the market dynamics of the original network. For example, in September 2020, Binance launched Binance Smart Chain ("BSC"), a separate blockchain network from the Ethereum network, by cloning the open-source code of Ethereum network. BSC utilizes the Proof-of-Staked Authority consensus mechanism, differing from Ethereum’s Proof-of-Stake model, which enables BSC to offer faster transactions and lower fees, making it particularly attractive for DApps.

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

Pursuant to the Trust Agreement, to the extent that the Trust involuntarily receives such assets in a Trust wallet, it will, as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. Once such assets have been acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition thereof. In the event that the Sponsor decides to sell the Incidental Right(s) and/or IR Asset(s), it will seek to do so for cash. This may be a sale of the Incidental Right(s) and/or IR Asset(s) directly in exchange for cash, or in exchange for another digital asset that may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to the DTC to be distributed to Shareholders in proportion to the number of Shares owned.

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

In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the price of bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in December 2020, the Russian cryptocurrency exchange Livecoin experienced a major security breach, during which hackers gained control of its servers and manipulated the exchange rates, inflating the prices of bitcoin and ether from their actual values to over $450,000 and $15,000, respectively. Exploiting these artificially inflated prices, the hackers cashed out substantial profits. Without control over its systems, Livecoin was unable to prevent or mitigate the damage, leading to significant financial losses. More recently, in July 2024, the popular Indian cryptocurrency exchange WazirX suffered a significant security breach resulting in the loss of approximately $235 million, which accounted for nearly half of its total reserves. According to its latest Proof of Reserve report, the exchange held assets valued at just over $502 million. The compromised assets included roughly $52 million in Ether, along with various other digital assets.

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

The Shareholders are solely responsible for providing the Trust or its agent with accurate information with respect to its ether wallet and ensuring that their contributions are sent to the correct ether wallet address of the Trust. If a Shareholder’s contributions are sent to the wrong wallet address or are not delivered to the Trust, the Trust will have no liability to the Shareholder. If information provided by a Shareholder proves incorrect, and as a result, ether is not delivered to the Trust, the Trust will have no liability to the Shareholder for the Trust’s good faith reliance on such misinformation.

The loss or destruction of a private key required to access ether may be irreversible. The Ether Custodian’s loss of access to a private key associated with the Trust’s ether could adversely affect an investment in the Shares.

Transfers of ether among users are accomplished via ether transactions (i.e., sending ether from one user to another). The creation of an ether transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular ether, the ether is inaccessible. The custody of the Trust’s ether is handled by the Ether Custodian, and the transfer of ether to and from Authorized Participants is directed by the Sponsor. The Sponsor has reviewed and evaluated the procedures and internal controls of the Trust’s Ether Custodian to safeguard the Trust’s ether holdings. If the Ether Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s ether holdings, and the Trust’s private keys are lost, destroyed or otherwise compromised and no accessible backup exists, the Trust will be unable to access its ether, which could result in a partial or total loss of the Trust’s ether holdings, leading to adverse impact on the value of an investment in the Shares.

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

The Ethereum network relies on the internet. A significant disruption of internet connectivity, whether regional or global, could halt or delay transaction processing and consensus operations on the Ethereum network until such disruptions are resolved. In the past, variants of digital assets have experienced denial-of-service attacks, leading to temporary delays in block creation and asset transfers. While the Ethereum network has implemented protections against such attacks, the risk of temporary service disruptions remains.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and validators are connected to one another by isolating portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Ethereum network, participants may lose faith in the security of Ether, which could affect bitcoin’s value and consequently the value of the Shares.

Any internet failures, connectivity-related attacks, or other operational disruptions that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of an investment in the Shares.

Decentralized governance of the Ethereum network and potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, have a negative impact on the performance of the Trust.

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

Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Ether on GitHub.com. These developers gain influence through their ongoing contributions but are constrained by the decentralized nature of the network. In other words, the Ethereum network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, in 2024, a vulnerability in one of the programming languages used to write certain Ethereum smart contracts was discovered on the Ethereum blockchain, exposing certain smart contracts to potential exploitation, resulting in substantial financial losses for affected parties. Although patches were quickly released, concerns about the effectiveness of these solutions remain, underscoring the governance challenges in resolving security risks. To the extent lack of clarity in corporate governance of the Ethereum network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

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

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, stablecoins are subject to evolving regulatory requirements in the United States. For example, on July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) into law, establishing a federal framework for certain “payment stablecoins,” and U.S. regulators have begun related implementation efforts (including requests for comment and other actions). The GENIUS Act includes provisions addressing the regulatory treatment of certain “payment stablecoins,” including provisions that may affect whether certain payment stablecoins are treated as “securities” under the federal securities laws. However, the scope and interpretation of these provisions and their application to particular stablecoin structures may evolve and may not cover all stablecoin products, programs, or arrangements. In addition, some regulators have argued that certain stablecoins, particularly Tether, are improperly issued without sufficient backing which, when the stablecoin is used to pay for ether, could cause artificial rather than genuine demand for ether, artificially inflating the price of ether. There are also allegations that those associated with certain stablecoins may be involved in laundering money or evading sanctions. On February 23, 2021, the New York Attorney General announced a settlement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims of maintaining sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, in June 2025 the DOJ announced an action to recover approximately $225.3 million in USDT linked to alleged cryptocurrency investment scams, and in January 2026 the DOJ announced charges alleging that USDT and other crypto assets were used to launder proceeds of corruption. These and similar regulatory, supervisory, and law-enforcement actions may result in the freezing, seizure, delisting, or reduced utility of particular stablecoins, which could reduce liquidity in bitcoin markets and adversely affect the price of bitcoin and, in turn, the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. An affiliate of the Sponsor acts as investment manager to a money market fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at $1.00, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has generally traded near its intended $1.00 value, but it has experienced fluctuations. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could affect stablecoin operations, and adversely affecting the value of the Shares. In addition, implementation of the GENIUS Act and evolving U.S. stablecoin regulation could require stablecoin issuers and market participants to obtain licenses or approvals, satisfy reserve and disclosure requirements, or restrict certain activities, any of which could affect stablecoin availability and liquidity. An affiliate of the Sponsor also has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or to cease operating on the

Ethereum network, demand for ether used to pay the gas fees for ERC-20 USDC transactions could decline, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, and negatively affect the value of the Shares.

Some stablecoins have been alleged to be securities under the federal securities laws and the regulatory status of stablecoins remains in flux. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin associated with the Binance ecosystem, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. On May 29, 2025, the SEC filed a joint stipulation to dismiss, with prejudice, the civil enforcement action against Binance entities and founder Changpeng Zhao, and stated that the dismissal decision did not necessarily reflect the Commission’s position on other litigation or proceedings. In another example, in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. PayPal later disclosed that, in February 2025, the SEC communicated it was closing this inquiry without enforcement action.

More recently, in April 2025, the SEC’s Division of Corporation Finance staff issued a statement regarding “Covered Stablecoins,” expressing the staff view that the offer and sale of Covered Stablecoins does not involve the offer and sale of securities and that persons participating in the “minting” and redemption of Covered Stablecoins do not need to register such transactions with the Commission under the 1933 Act. This staff statement is not a rule, does not bind the SEC or courts, and may be modified or withdrawn, and it does not address all stablecoin structures (including stablecoins offered with yield, profit-sharing, governance rights, or other investment-like features).

If a widely used stablecoin were determined not to qualify for (or otherwise to fall outside) the statutory and staff positions described above, or a stablecoin-related product or program were legally determined to be a security, this could trigger mass redemptions and broader instability in the digital asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity and actual stability can have a significant impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to significant market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory changes affecting stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, and enforcement actions or sanctions targeting stablecoin-related activity could impact individuals’ willingness to trade on venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

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

The Constituent Platforms have changed over time. For example, on January 25, 2019, itBit was suspended from the Pricing Index due to data quality issues, which suspension was lifted on February 1, 2019 after the Benchmark Provider confirmed that data quality assurance measures were in place to identify the errors that the itBit data contained through a full match of parameters. On August 30, 2019, Gemini was added to the Pricing Index. On October 28, 2019, Coinbase was added to the Pricing Index. On May 3, 2022, LMAX Digital was added to the Pricing Index. The Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee, may remove or add Constituent Platforms in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the Pricing Index, see the section entitled “The CME CF Ether – Dollar Reference Rate – New York Variant (Pricing Index)” under Item 1 – Business of this Annual Report.

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

In cases where Ethereum network encounters outages or other issues, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether. This could result in the Shares trading at a premium or discount to their NAV. Furthermore, in the event that the market for ether becomes relatively illiquid and thereby materially limiting opportunities for arbitraging by delivering ether in return for Baskets, the price of Shares may diverge from the value of underlying ether, potentially leading to adverse effects on an investment in the Shares.

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

The Trust’s operations rely heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust’s management and stability and the value of the Shares.

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

In addition, the hedging mechanisms employed by Authorized Participants and market makers, such as futures contracts, to hedge their exposure to ether may not always function as intended during periods of market stress. For example, the ether futures market, although growing, has a limited history and may be less liquid, more volatile, and more susceptible to rapid market fluctuations compared to more established futures markets. Inability to hedge through futures due to liquidity constraints or regulatory changes may further impede the ability of Authorized Participants to manage their exposure, potentially reducing liquidity in the Shares and increasing price volatility.

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

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. As of December 31, 2025, ether was the second-largest digital asset by market capitalization as tracked by CoinMarketCap.com, with a valuation of approximately $358.1 billion. The digital asset landscape has expanded significantly, now encompassing over 10,000 cryptocurrencies with a combined market capitalization exceeding $2.4 trillion as tracked by CoinMarketCap.com. Notably, platforms such as Solana, Avalanche, and Cardano have gained traction, offering competitive smart contract capabilities. Additionally, numerous consortiums and financial institutions continue to explore and invest in private or permissioned smart contract platforms, which may present further competition to open networks like Ethereum. The growth and adoption of these alternative digital assets and platforms could negatively impact the demand for, and price of, ether, thereby adversely affecting the value of the Shares.

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

Each outstanding Share represents a unit of undivided beneficial ownership of the Trust, which does not generate any income. Since the Trust regularly transfers ether to pay the Sponsor Fee and extraordinary, non-recurring expenses not assumed by the Sponsor, the amount of ether represented by each Share will gradually decline over time. This decrease happens even with Shares issued in exchange for additional deposits of ether or cash used to acquire ether over time, as the amount of ether required to create a Share will be adjusted to match the current proportion of ether per Share outstanding.

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

Therefore, holding Shares in the Trust may not perfectly track the performance of ether itself, and over time, the diminishing ether per Share is likely to erode the value of the Shares relative to direct ether holdings, which would adversely affect the overall return on an investment in the Trust.

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

On March 22, 2023, the Prime Execution Agent and Coinbase Global (collectively, the “Relevant Coinbase Entities”), received a “Wells Notice” from the SEC, indicating a preliminary determination to pursue enforcement action for alleged violations of federal securities laws. On June 6, 2023, the SEC filed a complaint in federal court against the Relevant Coinbase Entities, alleging violations under the 1934 Act and the 1933 Act. Since then, the legal battle has intensified, with both parties making arguments in the U.S. Court of Appeals for the Third Circuit. As of February 2025, the SEC has formally dismissed its lawsuit against the Relevant Coinbase Entities following its establishment of a Crypto Task Force in January 2025 aimed at developing a comprehensive regulatory framework for digital assets. The dismissal marks a shift in the SEC’s enforcement approach, moving toward a more structured and transparent regulatory policy. While the litigation previously created uncertainty regarding the regulatory treatment of digital asset platforms, its resolution reduces immediate legal risks for the Relevant Coinbase Entities and the broader industry. While the Ether Custodian has not been directly named in the litigation, the resolution of this litigation mitigates potential uncertainties regarding the Trust’s operational stability and its ability to maintain its assets. However, the evolving regulatory landscape for digital assets remains subject to change, and any future enforcement actions or regulatory developments could impact the Trust’s ability to operate effectively and maintain its assets, which would adversely affect the value of an investment in the Shares.

Moreover, the complex nature of transferring the Trust’s assets to a new custodian or prime broker in the event of insolvency, business failure, or interruption, default, failure to perform, security breach or other problems of the Ether Custodian or Cash Custodian would present significant challenges. The Sponsor could decide to replace Coinbase Custody pursuant to the Ether Custody Agreement. Similarly, Coinbase Custody or Coinbase, Inc. could terminate services under the Ether Custody Agreement or the Prime Execution Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause, as defined in the applicable agreement. During any such transfer, the Trust’s ether and cash could be at risk of loss or mismanagement, negatively affecting the Trust’s performance and potentially resulting in the loss of a substantial portion of the Trust’s assets. In addition, Coinbase, Inc. does not guarantee uninterrupted access to the trading platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase, Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (i) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase, Inc, (ii) the Trust has engaged in unlawful or abusive activities or fraud, (iii) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (iv) a security or technology issue occurred and is continuing that results in Coinbase, Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Additionally, any delays in locating a suitable replacement for the Ether Custodian or Cash Custodian, as applicable, could force the Sponsor to terminate the Trust and liquidate its ether holdings, which would disrupt operations and harm Shareholders. Even if a new custodian is found, the need to negotiate a new ether custody agreement or cash custody agreement could result in higher operational costs, which would reduce the net asset value of the Trust and adversely affect the value of the Shares.

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

In addition, in 2025 the SEC staff published various statements regarding disclosure practices for crypto asset ETPs and broker-dealer considerations relevant to crypto asset ETP operations, and the SEC approved orders and exchange rule changes affecting crypto asset ETP creation/redemption mechanics and generic listing standards for commodity-based trust shares. These developments could result in additional or different disclosure, compliance, and operational requirements for the Trust and its service providers.

The Trust is not a registered investment company and is not subject to the Commodity Exchange Act, which limits Shareholder protections and may increase the Trust’s exposure to unregulated risks.

The Trust is not a registered investment company subject to the Investment Company Act of 1940 (the “Investment Company Act”). Consequently, Shareholders of the Trust do not have the regulatory protections provided to Shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, the Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the CFTC. The Trust will not engage in “retail commodity transactions” — any ether transaction entered into on a leveraged, margined or financed basis. Such transactions are deemed to be commodity futures under the Commodity Exchange Act and subject to CFTC jurisdiction. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the Commodity Exchange Act. Consequently, Shareholders will not have the regulatory protections provided to Shareholders in Commodity Exchange Act-regulated instruments or commodity pools. In December 2025, the CFTC withdrew certain interpretive guidance relating to “retail commodity transactions” in digital assets. However, the scope of the CFTC’s jurisdiction and the application of the Commodity Exchange Act to digital asset products and transactions (including transactions involving ether) remain subject to change through legislation, regulation, agency interpretation, and judicial decisions.

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

The regulatory landscape for digital assets in the United States is complex and evolving, with multiple federal and state agencies actively overseeing various aspects of their use, trading, and compliance obligations. These agencies include, but are not limited to, the SEC, the CFTC, FinCEN, OFAC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the U.S. Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Trade Commission, the Internal Revenue Service, the DOJ and various state financial regulators and state Attorneys General.

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

In recent years, the SEC has increased enforcement actions and investigations in the crypto sector, targeting entities it deems in violation of securities laws. This includes actions against platforms such as Kraken for offering unregistered securities and staking services, as well as investigations into certain digital asset platforms and service providers. In 2025, the SEC dismissed a number of pending civil enforcement actions involving major crypto market participants, including Coinbase. The SEC also proposed, adopted, or withdrew several rules and issued multiple staff statements and other staff guidance in 2025 that could significantly impact the digital asset industry. The SEC also raised concerns about compliance and market oversight of digital assets, and emphasized retail investor protection and market integrity as key priorities. These regulatory actions and heightened scrutiny extend to emerging areas such as DeFi protocols, creating additional legal challenges and market uncertainty.

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding bitcoin and ether. These approvals do not constitute a binding determination of the legal classification of bitcoin or ether under the federal securities laws or the Commodity Exchange Act for all purposes. More recently, the SEC, among other things: (i) issued Staff Accounting Bulletin No. 122 on January 23, 2025, which rescinded Staff Accounting Bulletin No. 121; (ii) announced the formation of a Crypto Task Force on January 21, 2025; (iii) issued multiple staff statements in 2025 addressing, among other things, certain protocol staking activities and disclosure practices for crypto asset ETPs; and (iv) approved orders and exchange rule changes in 2025 affecting crypto asset ETP operations (including permitting in-kind creations and redemptions for certain bitcoin- and ether-based crypto asset ETPs and adopting generic listing standards for commodity-based trust shares). That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The SEC has also regularly stated that certain digital assets may be considered “securities” under federal securities laws, and this classification can have significant implications for digital assets, including ether. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions the Trust may draw regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Former SEC Director William Hinman stated in 2018 that ether, in its decentralized form at the time, did not meet these criteria; but former SEC Chairman Gary Gensler suggested that ether might be a security in certain public remarks during his tenure. In addition, in May 2025 the staff of the SEC’s Division of Corporation Finance issued a statement regarding the acceptability of certain protocol staking activities; however, staff statements reflect staff views, are not binding on the Commission, and may be withdrawn or modified. None of these statements are comprehensive or binding, and the SEC continues to scrutinize aspects of the digital asset space, including ether.

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

In addition, the CFTC has regulatory jurisdiction over ether futures markets, having classified ether as a “commodity” under the Commodity Exchange Act ("CEA"). This classification grants the CFTC authority to pursue cases of fraud and manipulation in the ether spot market; however, its jurisdiction in spot markets is generally limited to transactions involving leverage, collateral, or financing. The National Futures Association serves as the self-regulatory organization for U.S. futures markets, including ether futures, but does not oversee Ether’s spot market. Recent CFTC enforcement actions illustrate its heightened scrutiny of digital asset markets. In 2023 and 2024, the CFTC launched actions against firms such as FTX, Binance, and Coinbase for violations including illegal off-exchange commodity trading and inadequate AML controls. In September 2025, SEC and CFTC staff issued a joint statement regarding the trading of certain spot crypto asset products on CFTC-registered designated contract markets, and in December 2025 the CFTC announced the first-ever listed spot crypto contract and withdrew certain interpretive guidance relating to retail commodity transactions involving digital assets. These developments illustrate that the scope of CFTC oversight relating to digital assets and spot digital asset markets remains subject to change.

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

One of the most prominent use-cases of digital asset networks is the operation of DeFi protocols. Ether is one of the digital assets that are native to the Ethereum network on which DeFi protocols are deployed and therefore the value of ether relies in part on the functionality and use of such DeFi protocols. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include, among others, capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violate the Commodity Exchange Act. Further, most DeFi activities rely on users maintaining “self-hosted” wallets, and DeFi protocols generally do not engage in anti-money laundering and know-your-customer or other customer identification and due diligence processes, each of which have raised concerns for regulators, including the U.S. Department of the Treasury, and international standard-setting bodies such as the Financial Action Task Force. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks.

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

Ether and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including ether. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect digital assets, particularly with respect to digital asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified digital assets broadly as “securities,” while others, like Switzerland, Malta, and Singapore, have adopted a more nuanced approach. As a result, digital assets may be considered securities in one country but not in another. The European Union’s MiCA regulation seeks to establish a comprehensive framework for digital assets, including stablecoins and crypto-asset service providers. Beyond the EU, the United Kingdom’s Financial Services and Markets Act expands the FCA's oversight of crypto activities, enabling further regulation of stablecoins and other digital assets. The Monetary Authority of Singapore has also introduced stablecoin regulations under its Payment Services Act, and China has maintained strict scrutiny of digital assets following its 2021 prohibition of mining.

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

On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, President Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on developing policy recommendations, including potential legislative and regulatory proposals relating to digital asset market structure and stablecoins. In July 2025, the White House released a report described as fulfilling the executive order’s 180-day report requirement. In addition, on March 6, 2025, President Trump issued an executive order establishing a “Strategic Bitcoin Reserve” and a “U.S. Digital Asset Stockpile,” which could affect digital asset markets and increase regulatory and public policy attention to digital assets.

President Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed Fit21, advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. However, the future of these regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain. For example, on July 17, 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, and on July 18, 2025, the President signed the GENIUS Act into law establishing a federal framework for certain payment stablecoins. In addition, on April 10, 2025, the President signed legislation disapproving an IRS rule that would have expanded certain digital asset tax reporting requirements to certain DeFi participants. There can be no assurance whether, when, or in what form additional federal digital asset legislation will be enacted or how any such legislation will affect ether, the Trust, or the Shares.

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

These developments illustrate that the regulatory landscape remains volatile. If further restrictions or outright bans were introduced in major economies such as these, the ability to acquire, hold, or trade ether could be severely compromised. Such restrictions may not only impact ether transactions but could also extend to the ownership, holding or trading in the Shares. Any such restriction could result in the termination and liquidation of the Trust’s ether holdings, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses and adverse impact on the value of the Shares.

If regulators subject the Trust, Sponsor, or certain service providers to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares.

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York’s Department of Financial Services’ BitLicense regulatory regime. Other states with pending or existing special licensing requirements for cryptocurrency companies include, but are not limited to, California, which is implementing its Digital Financial Assets Law, including certain provisions effective January 1, 2025 and a licensing regime currently scheduled to take effect on July 1, 2026.

Such additional regulatory obligations may cause the Trust or the Sponsor to incur extraordinary expenses. If the Trust or the Sponsor decides to seek the required registration or licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to terminate the Trust in response to the changed regulatory circumstances, and possibly at a time that is disadvantageous to the Shareholders. Additionally, to the extent the Trust or the Sponsor is found to have operated without appropriate state licenses or federal registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of the Shares.

The Trust and the Sponsor must comply with applicable laws and regulations relating to privacy, data protection, and cybersecurity, and may experience material negative effects to their business and financial condition if they do not comply.

Along with the Trust’s and Sponsor’s confidential data and information collected in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, including personally identifiable information, which is subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. In 2024, the regulatory landscape became more complex. For example, a growing number of states have enacted privacy laws, with more set to take effect between now and 2026. This patchwork of state laws increases compliance costs and complexity. Additionally, the American Privacy Rights Act ("APRA") was proposed in April

2024, aiming to establish federal data privacy standards. APRA has not yet been enacted, but if it were enacted, APRA would supersede state laws, further altering compliance requirements.

State privacy laws are also increasingly being used to regulate artificial intelligence ("AI"), particularly in areas involving automated decision-making. The California Privacy Rights Act and Colorado Privacy Act impose requirements on businesses using AI-driven profiling, including restrictions on data sharing when AI influences legal or significant consumer decisions. These and other emerging state laws reflect a broader trend of integrating AI governance within privacy frameworks.

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

The Trust and Sponsor have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. The various privacy, data protection, and cybersecurity legal obligations that apply to the Trust and Sponsor may evolve in a manner that impacts their policies or practices, and the Trust and Sponsor may be required to take additional measures to comply with new and evolving obligations. Such efforts may not be successful or may have other negative consequences. For example, failure to comply with state or federal privacy laws may result in regulatory fines, class action lawsuits, and limitations on the Trust’s ability to process Shareholder data. Further, changes in cybersecurity standards may require the Trust and Sponsor to implement costly upgrades to their data infrastructure. In particular, with laws and regulations imposing new and increasingly burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, the Trust and Sponsor may face challenges in maintaining their compliance and making necessary changes to applicable policies and practices and may incur significant costs and expenses in an effort to do so. Despite the efforts of the Trust and Sponsor to comply with applicable laws, regulations, and other actual or asserted obligations relating to privacy, data protection and cybersecurity, it is possible that their interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations.

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

On November 10, 2025, the IRS issued Revenue Procedure 2025-31, providing formal guidance addressing how trusts that qualify as investment trusts under Treas. Reg. § 301.7701-4(c) and grantor trusts for Federal income tax purposes can engage in digital asset staking without jeopardizing their favorable tax treatment. The Revenue Procedure does not provide a substantive rule of law but does provide a safe harbor for grantor trust that include staking as a permitted activity. The Revenue Procedure provides that if the safe harbor is met, a trust’s authorization, pursuant to its trust agreement, to stake its digital assets and the resulting staking of the trust’s digital assets do not prevent the trust from qualifying for Federal income tax purposes as a trust classified as an investment trust under Treas. Reg. § 301.7701-4(c) and as a grantor trust. The Trust may not be able to satisfy all of the requirements of the safe harbor provided in the Revenue Procedure but intends to come as close as possible within the Trust’s organizational documents. The Trust is relying upon an opinion of tax counsel concluding that, without regard to the Revenue Procedure, the Trust should be classified as a grantor trust and an investment trust under Treas. Reg. § 301.7701-4(c).

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

Under the IRS guidance on digital assets, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

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

IRS guidance on digital assets does not address whether income recognized by a Non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of cash in connection with the Sponsor’s sale of an Incidental Right and/or IR Asset and contributing such cash back to the Trust. A Non-U.S. Shareholder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund, of the 30% withholding tax on its share of any such income.

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

Furthermore, under the Ether Custody Agreement and the Prime Execution Agreement, the liability of both the Ether Custodian and the Prime Execution Agent, excluding instances involving fraud, willful misconduct, or specific indemnification obligations, is capped at the greater of $5 million or the fees paid by the Trust in the prior 12 months, or the value of the affected ether or cash giving rise to the Ether Custodian’s liability. For indemnification obligations related to gross negligence, data protection violations, or legal compliance breaches, their liability is capped at the greater of $5 million or the fees paid by the Trust in the previous 12 months. Additionally, both the Ether Custodian and the Prime Execution Agent are not liable for any indirect, incidental, punitive, or consequential losses, even if aware of the potential for such losses. Ether Custodian’s liability for any single cold storage address is capped at $100 million. In general, both the Ether Custodian and the Prime Execution Agent are not liable under the Ether Custody Agreement or the Prime Execution Agreement except in the event of their negligence, fraud, material violation of applicable law or willful misconduct. They are not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond their reasonable control. In the event of potential losses incurred by the Trust as a result of the Ether Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Ether Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Ether Custodian directly caused such losses. Similarly, the Prime Execution Agent’s liability is also subject to limitations, which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. For more details, see the section entitled “Custody of the Trust’s Holdings” under Item 1 – Business of this Annual Report.

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

The Ether Custody Agreement contains an agreement by the parties to treat the ether credited to the Trust Ether Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Ether Custodian will serve as fiduciary and custodian on the Trust’s behalf. Coinbase Global, Inc. has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Ether Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements, courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodian became subject to insolvency proceedings and a court were to rule that the custodied ether were part of the Ether Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ether Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ether Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

During the rare and limited circumstances when the Trust employs the Agent Execution Model, it may rely on Trade Credits to facilitate short-term purchases and sales of ether. To avoid having to pre-fund purchases or sales of ether, the Trust may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. These Trade Credits are secured by the Trust’s assets, including any cash and ether held in the Trading Balance with the Prime Execution Agent and the Trust Ether Account with the Ether Custodian. If Trade Credits are not available or become exhausted, the Trust may experience delays in executing ether transactions related to creations and redemptions or paying expenses not assumed by the Sponsor. Such delays could cause the Trust’s assets to remain in the Trading Balance for an extended period, exposing Shareholders to price fluctuations that may result in transaction prices deviating significantly from the Pricing Index, the reference rate used to determine the Trust’s NAV.

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

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2025, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. The Sponsor utilizes the cybersecurity program of BAM, the parent of the Sponsor.

BAM's cybersecurity program is managed through a combination of internal leadership and specialized third-party support. BAM employs experienced internal cybersecurity personnel, including a Head of Security and a Senior IT & Security Engineer, who are responsible for cybersecurity strategy, risk management, incident response preparedness, and day-to-day security operations. This internal function is complemented by external cybersecurity firms that provide security advisory services, continuous endpoint detection and response monitoring, and threat intelligence. Senior management maintains oversight of cybersecurity risk through regular reporting, alerts generated by security tools deployed in BAM's information technology environment, and input from third-party security partners. This approach is designed to help BAM prevent, detect, mitigate, and remediate cybersecurity risks in a manner appropriate to its size and risk profile. In addition, BAM has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim, the Chief Technology Officer of BAM, serves on the BAM board of directors.

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

Holders

As of December 31, 2025, there was one holder of record of the Trust. This includes Cede & Co. as nominee for DTC for the Shares traded on the Exchange, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on the Exchange or transferred their eligible Shares to their brokerage accounts. Because all of the Trust's Shares are currently held by brokers and other institutions on behalf of Shareholders, the Trust is unable to estimate the total number of Shareholders represented by the record holder.

Dividends

The Trust made no distributions to Shareholders during the period ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 693 Baskets (comprising 6,930,000 Shares) during the fourth quarter of the year ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	4,240,000	$28.03
November 1, 2025 – November 30, 2025	1,410,000	$23.20
December 1, 2025 – December 31, 2025	1,280,000	$21.09

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

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, BAM purchased the Seed Shares. Delivery of the Seed Shares was made on May 28, 2024. Prior to the commencement of operations on July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, BIM, an affiliate of the Sponsor, purchased the Seed Baskets for $2,500,000, at a per-share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations

Financial Information for the Year ended December 31, 2025 and the period from July 22, 2024 (commencement of operations) through December 31, 2024

The following table sets forth statements of operations data for the year ended December 31, 2025 and the period from July 22, 2024 (commencement of operations) to December 31, 2024.

Statements of Operations

	For the year ended December 31, 2025	For the period July 22, 2024 (commencement of operations) through December 31, 2024

Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	703	263
Total Expenses	703	263
Less: Waivers and Reimbursement	(43)	(263)
Net Expenses	660	-
Net investment loss	(660)	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	249	—
Net realized gain (loss) on investment in ether sold for redemptions	(54,632)	(9,412)
Net change in unrealized appreciation (depreciation) on investment in ether	307	10,227
Net realized and unrealized gain (loss)	(54,076)	815
Net increase (decrease) in net assets resulting from operations	$(54,736)	$815

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of the Trust assets through January 22, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the year ended December 31, 2025 was approximately $703, of which $43 was contractually waived, resulting in a net Sponsor Fee of approximately $660 compared to the Sponsor Fee for the period from July 22, 2024 (commencement of operations) to December 31, 2024 of approximately $263, of which $263 was contractually waived, resulting in a net Sponsor Fee of $0. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net asset value due to an increase in the fair value of ether held by the Trust and the expiration of the Sponsor Fee waiver as of January 22, 2025.

Net Realized Gain (Loss) from Ethereum

Net realized gain on the sale of ether to pay the Sponsor Fee for the year ended December 31, 2025 was approximately $249, compared to net realized gain on the sale of ether to pay the Sponsor Fee for the period from July 22, 2024 (commencement of operations) to December 31, 2024 of $0. This change was primarily due to the expiration of the Sponsor Fee waiver as of January 22, 2025 and an increase in the fair value of ether sold or transferred by the Trust.

Net realized loss on investment in ether sold for redemptions for the year ended December 31, 2025 was approximately $54,632, compared to net realized loss on investment in ether sold for redemptions for the period from July 22, 2024 (commencement of operations) to December 31, 2024 of approximately $9,412. The decrease was primarily due to a decrease in the fair value of ether sold by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Ethereum

Net change in unrealized appreciation on investment in ether for the year ended December 31, 2025 was approximately $307, compared to net change in unrealized appreciation on investment in ether for the period from July 22, 2024 (commencement of operations) to December 31, 2024 of approximately $10,227. This change was primarily due to a decrease in the fair value of ether held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2025 was approximately $54,736, compared to net increase in net assets resulting from operations for the period from July 22, 2024 (commencement of operations) to December 31, 2024 of approximately $815. This change was primarily due to an increase in net realized gain and a decrease in unrealized appreciation on investments in ether, with a net realized and unrealized loss on investment in ether of approximately $54,076, less the Sponsor Fee of $660, for the year ended December 31, 2025, compared to a net realized and unrealized gain on investment in ether of approximately $815 less the Sponsor Fee of $0, for the period from July 22, 2024 (commencement of operations) to December 31, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the ether price during the respective period. For the year ended December 31, 2025, the net realized and unrealized loss on investment in ether was driven by depreciation in the ETHUSD_NY price of ether from $3,345.85 per ether as of December 31, 2024 to $2,964.79 per ether as of December 31, 2025. For the period from July 22, 2024 (commencement of operations) to December 31, 2024, the net realized and unrealized gain on investment in ether was driven by the depreciation in the ETHUSD_NY price of ether from $3,484.67 per ether as of July 22, 2024 (commencement of operations) to $3,345.85 per ether as of December 31, 2024.

Net Assets

As of December 31, 2025, the Trust held a net closing balance of 115,663.9141 ether with a total market value of $342,919 based on the CME CF Ether – Dollar Reference Rate – New York Variant (“ETHUSD_NY”) price per ether of $2,964.79 used to determine the Trust's NAV. The total market value of the Trust's ether held was $343,746 based on the price of an ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,971.94, used to determine the Trust's Principal Market NAV.

Net assets decreased to approximately $343,685 at December 31, 2025, with a 11.19% decrease in Principal Market NAV per-share for the year ended December 31, 2025. The decrease in net assets primarily resulted from the aforementioned ether price depreciation, the net decrease resulting from capital share transactions of approximately $6,108, and a net decrease resulting from operations of $54,736.

As of December 31, 2024, the Trust held a net closing balance of 121,101.8582 ether with a total market value of $405,189 based on the ETHUSD_NY price of $3,345.85, used to determine the Trust’s NAV. The total market value of the Trust’s ether held was $404,529 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40, used to determine the Trust’s Principal Market NAV.

Net assets increased to approximately $404,529 at December 31, 2024, with a 4.16% decrease in Principal Market NAV per-share for the period from July 22, 2024 (commencement of operations) to December 31, 2024. The increase in net assets primarily resulted from the aforementioned ether price appreciation, the net increase resulting from capital share transactions of approximately $403,714, and a net increase resulting from operations of $815.

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

Off‑Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the year ended December 31, 2025.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the ASC Topic 820 and utilize an exchange-traded price from the Trust’s principal market for ether on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for ether, which will be either the market the Trust normally transacts in for ether or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise Ethereum ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Bitwise Ethereum ETF (the Trust) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2025 and for the period from July 22, 2024 (commencement of operations) through December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and for the period July 22, 2024 through December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York
March 12, 2026

Bitwise Ethereum ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	December 31, 2025	December 31, 2024

Assets
Investment in ether, at fair value (cost $333,212 and $394,302, as of December 31, 2025 and 2024, respectively)	$343,746	$404,529
Cash	—	—
Total assets	343,746	404,529

Liabilities
Sponsor Fee payable	61	—
Total liabilities	61	—

Net Assets	$343,685	$404,529

Shares issued and outstanding, no par value, unlimited amount authorized	16,150,000	16,880,000
Principal Market NAV per share	$21.28	$23.96

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Schedules of Investment

(Amounts in thousands, except quantity of ether and percentages)

December 31, 2025

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	115,663.9141	$333,212	$343,746	100.02%
Total Investment		$333,212	343,746	100.02
Liabilities in excess of other assets			(61)	(0.02)
Net Assets			$343,685	100.00%

December 31, 2024

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	121,101.8582	$394,302	$404,529	100.00%
Total Investment		$394,302	404,529	100.00
Liabilities in excess of other assets			—	—
Net Assets			$404,529	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Operations

(Amounts in thousands)

	For the year ended December 31, 2025	For the period July 22, 2024 (commencement of operations) through December 31, 2024

Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	703	263
Total Expenses	703	263
Less: Waivers and Reimbursement	(43)	(263)
Net Expenses	660	-
Net investment loss	(660)	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	249	—
Net realized gain (loss) on investment in ether sold for redemptions	(54,632)	(9,412)
Net change in unrealized appreciation (depreciation) on investment in ether	307	10,227
Net realized and unrealized gain (loss)	(54,076)	815
Net increase (decrease) in net assets resulting from operations	$(54,736)	$815

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the year ended December 31, 2025	For the period July 22, 2024 (commencement of operations) through December 31, 2024

Increase (decrease) in net assets resulting from operations
Net investment loss	$(660)	$—
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	249	—
Net realized gain (loss) on investment in ether sold for redemptions	(54,632)	(9,412)
Net change in unrealized appreciation (depreciation) on investment in ether	307	10,227
Net increase (decrease) in net assets resulting from operations	(54,736)	815

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	579,305	453,521
Redemptions for Shares redeemed	(585,413)	(49,807)
Net increase (decrease) in net assets resulting from capital share transactions	(6,108)	403,714
Total increase (decrease) in net assets from operations and capital share transactions	(60,844)	404,529
Net assets
Beginning of period	404,529	0	(1)
End of period	$343,685	$404,529

Shares issued and redeemed
Shares issued	21,980,000	19,070,000
Shares redeemed	(22,710,000)	(2,190,000)
Net increase (decrease) in Shares issued and outstanding	(730,000)	16,880,000

(1) Prior to commencement of operations on July 22, 2024, on May 28, 2024 Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00, in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Prior to the commencement of operations on July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Subsequently, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 100,000 Shares of the Trust for $2,500,000, at a per-share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2025	For the period July 22, 2024 (commencement of operations) through December 31, 2024

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(54,736)	$815
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(576,881)	(453,518)
Proceeds from ether sold	582,989	49,804
Transfer of ether to pay Sponsor Fee	599	—
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(249)	—
Net realized (gain) loss from investment in ether sold for redemptions	54,632	9,412
Net change in unrealized (appreciation) depreciation on investment in ether	(307)	(10,227)
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	61	—
Net cash provided by (used in) operating activities	6,108	(403,714)

Cash flow from financing activities
Creations for Shares issued	579,305	453,521
Redemptions for Shares redeemed	(585,413)	(49,807)
Net cash provided by (used in) financing activities	(6,108)	403,714

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Notes to Financial Statements

December 31, 2025

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

Bitwise Investment Advisers, LLC (the “Sponsor”), serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for maintaining the registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and executes the marketing plan on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

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

The statement of assets and liabilities and schedule of investment as of December 31, 2025 and 2024, and the statements of operations, cash flows, and changes in net assets for the year ended December 31, 2025 and the period July 22, 2024 (commencement of operations) through December 31, 2024, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the year ended December 31, 2025 and the period July 22, 2024 (commencement of operations) through December 31, 2024 have been made.

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent of the Sponsor, purchased 8 Shares at a per share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Fair Market NAV"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ether in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets ("Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, "Digital Asset Markets").

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ether traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for ether to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At December 31, 2025 the principal market for ether, which comprised the majority of the Trust’s assets for the year ended December 31, 2025, was Crypto.com with a price of $2,971.94.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$343,746	$—	$—	$343,746

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$404,529	$—	$—	$404,529

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2025. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of December 31, 2025, the Trust held a net closing balance of 115,663.9141 ether with a total market value of $342,919,216 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("ETHUSD_NY") price per ether of $2,964.79, used to determine the Trust's NAV. The total market value of the Trust's ether held was $343,746,213 based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,971.94, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the year ended December 31, 2025:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	121,101.8582	$404,529
Purchases	156,792.8617	576,881
Sales for the redemption of Shares	(162,038.8128)	(582,989)
Ether transferred for Sponsor Fee	(191.9930)	(599)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	249
Net realized gain (loss) on investment in ether sold for redemptions	—	(54,632)
Change in unrealized appreciation (depreciation) on investment in ether	—	307
Ending balance as of December 31, 2025	115,663.9141	$343,746

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

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since January 23, 2025, and is payable in ether monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total ether holdings, and the amount of ether payable in respect of each daily accrual shall be determined by reference to the ETHUSD_NY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of ether will be transferred from the Trust Ether Account to the Sponsor Ether Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the ETHUSD_NY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of ether to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of December 31, 2025, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for ether (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of ether represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of ether to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee deposits ether directly with the Trust or receives ether directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2025, ether with a market value of $343,746,213 was held by the Ether Custodian based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,971.94. At December 31, 2024, ether with a market value of $404,528,647 was held by the Ether Custodian based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $3,340.40.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the year ended December 31, 2025	For the period July 22, 2024 (commencement of operations) through December 31, 2024
Principal Market NAV per-share, beginning of period	$23.96	$25.00
Net investment loss [1]	(0.04)	—
Net realized and change in unrealized on investment in ether	(2.64)	(1.04)
Net change in net assets from operations	(2.68)	(1.04)
Principal Market NAV per-share, end of period	$21.28	$23.96

Total return, at net asset value [2]	(11.19)%	(4.16)%

Ratios to average net assets
Net investment loss	(0.19)%	—%[3,4]
Gross expenses	0.20%	0.20%[3,4]
Net expenses	0.19%	—%[3,4]

1.
Calculated using average shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
3.
Annualized.
4.
For the six-month period starting on July 23, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through March 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under the 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under 1934 Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of BAM, the parent of the Sponsor. The Sponsor had 91 employees as of December 31, 2025.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling ether on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (iii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Ether Custodian to withdraw the Trust’s ether from the Trust Ether Account as needed to pay Trust expenses or effectuate a sale of ether in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the Trust’s remaining ether to the owners of record of the Shares.

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

The following individuals is a non-employee director of BAM:

Corey Mulloy, 54, has served as a Director of BAM since BAM's inception. Mr. Mulloy serves as a General Partner at Highland Capital Partners, which he joined in 1997. Additionally, Mr. Mulloy currently serves on the boards of AmorCode, Gigamon, ZeroFox and Malwarebytes. Mr. Mulloy also serves as a member of the Swarthmore College Investment Committee. Mr. Mulloy earned a Bachelor of Arts in Economics from Swarthmore College in 1994 and a Masters of Business Administration from Harvard Business School in 2001.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 35, is the President and Treasurer of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Horsley is also a Director of BAM and has served in such capacity since BAM's inception. Mr. Horsley has also served as the Chief Executive Officer of BAM since October 2016. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 40, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor’s inception. Mr. Fusaro has also served as the President of BAM since January 2021. Prior to the

Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the exchange-traded fund issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy exchange traded funds, mutual funds, and separately managed accounts. Prior to that, from 2009 to 2013, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust. Mr. Fusaro is a graduate of Providence College.

James Bebrin III, 40, is a Vice President of the Sponsor and has served in such capacity since November 2025. Mr. Bebrin is also the Principal Financial Officer, Asset Management Products, for BAM and has served in such capacity since August 2025. Mr. Bebrin previously served as Director, Head of Controls and Fund Administration, at BAM since September 2021. Prior to BAM, Mr. Bebrin previously served as a Fund Manager of WisdomTree Asset Management from 2015 to 2021.

Phuong Black, 47, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Black is also the Director, Head of Investment Operations, for BAM and has served in such capacity since April 2023. Ms. Black previously served as Director, Head of Fund Operations, at BAM since April 2023 and Operations Manager since January 2022. Prior to joining BAM, Ms. Black was Vice President at BlackRock from 2014 to 2021.

Johanna Collins-Wood, 39, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Collins-Wood is also the General Counsel and Head of Compliance, U.S. Asset Management, for BAM, and has served in such capacity since November 2025. Ms. Collins-Wood previously served as Deputy General Counsel at BAM from December 2024 to November 2025 and as Senior Counsel at BAM from 2021 to December 2024. Prior to joining BAM, Ms. Collins-Wood was a senior associate in the fintech and financial services practice group at Wilson, Sonsini, Goodrich & Rosati, LP from 2019 to 2021. Before that, she was an associate in the corporate group at Troutman Pepper Locke LLP from 2017 to 2019. Ms. Collins-Wood began her career as an associate in the capital markets group at Davis Polk & Wardwell LLP in 2013.

The following individuals are executive officers of BAM, the parent of the Sponsor:

•
Hunter Horsley, 35, also the Chief Executive Officer of BAM and has served in such capacity since BAM's inception in October 2016.
•
Paul "Teddy" Fusaro, 40, is also the President of BAM and has served in such capacity since April 2018. Previously, he served as the Chief Operating Officer at BAM.
•
Matthew Hougan, 49, is the Chief Investment Officer of BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan served as the Chief Executive Officer of Inside ETFs and Managing Director of Global Finance at Informa PLC, an FTSE 100 company. Before that, he served as the Chief Executive Officer of ETF.com, a venture-backed start-up that was sold in three separate transactions, with the data business sold to FactSet in 2015, the Events business sold to Informa in 2015, and the Media business sold to BATS Global Markets in early 2016. Mr. Hougan also served as the editor for nine years of the Journal of Indexes. Mr. Hougan is a three-time member of Barron’s ETF Roundtable and co-author of the CFA (Chartered Financial Analyst) Institute’s monograph on exchange-traded funds. Mr. Hougan is a graduate of Bowdoin College.
•
Hong Kim, 35, is a Director and the Chief Technology Officer of BAM and has served in such capacity since BAM’s inception in October 2016. Prior to BAM, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google's back-end infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

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

Compensation Recovery Policy

The Sponsor has adopted a recovery policy for erroneously awarded incentive-based compensation (the “Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of the Compensation Recovery Policy is filed hereto as Exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available, without charge, by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the members or officers of the Sponsor receive compensation (including in the form of equity award grants) from the Trust. Accordingly, the Trust has no specific policy or practice on the timing of grants of equity awards in relation to the disclosure of material nonpublic information.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets until January 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plan and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers, or employees. The following table sets forth certain information with respect to beneficial ownership of the shares for each director and executive officer of the Sponsor owning the Trust’s Shares. There were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2025.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 2, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Hunter Horsley	*	*
Phuong Black	*	*

* Represents beneficial ownership of less than 1%

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Bitwise Asset Management, Inc., 250 Montgomery Street, Suite 200, San Francisco, CA 94104.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and BAM are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers may receive fees for providing services to the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Seed Capital Investors

Prior to the commencement of operations on July 22, 2024, on May 28, 2024, BAM, the parent company of the Sponsor, purchased the Seed Shares. Delivery of the Seed Shares was made on May 28, 2024. On July 22, 2024, BAM redeemed the entirety of its 8 Seed Shares for $200.00. Additionally, on July 22, 2024, BIM, an affiliate of the Sponsor, purchased the Seed Baskets for $2,500,000, at $25.00 per-share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On July 23, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, directors, employees and/or affiliates (and the affiliates’ officers, directors and employees) may trade in the ether, ether futures and related contracts, other ether -linked derivatives, or other markets for their own accounts and for the accounts of their clients at the same time that the Sponsor is managing the Trust, and in doing so, subject to their fiduciary duties, may from time-to-time, take positions in their proprietary accounts which are opposite to those held by the Trust or ahead of the Trust and may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the ether held by the Trust and, consequently, on the market value of ether. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares.

The Sponsor has adopted policies and procedures that identify the conflicts of interest associated with such trading of ether, ether futures and related contracts or other ether -linked derivatives. These policies are intended to prevent conflicts of interest occurring where the Sponsor or their principals, officers, directors or employees could give preferential treatment to their own accounts or trade their own accounts ahead of or against the Trust. Pursuant to these policies, all principals, officers, directors and employees of the Sponsor, and their family members, must receive prior written clearance from the Sponsor’s chief compliance officer before entering into a transaction in ether, ether futures or any other ether -linked derivative if such transaction exceeds $4,999 in current market value. To the extent any such transaction constitutes a purchase of ether, ether futures or other ether-linked derivative exceeds $4,999 in current market value, the policies require that such ether, ether futures or ether-linked derivative must be held for 60 days before it can be traded or sold.

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

Director Independence

As a statutory trust, the Trust does not have a board of directors.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by KPMG LLP (“KPMG”) for the period ended December 31, 2025 were as follows:

	Year ended December 31, 2025*	Period ended December 31, 2024*
Audit Fees	$158,000	$270,000
Audit-Related Fees	$—	$9,500
Tax Fees	$—	$—
All Other Fees	$—	$—
Combined Trust:	$158,000	$279,500

* Audit fees for the periods ended December 31, 2025 and December 31, 2024, consist of contractual fees payable to KPMG for the audit of the Trust’s May 28, 2024 financial statements included in the Trust’s Registration Statement under the 1933 Act, for the December 31, 2024 annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2024, for the review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit related fees were related to audit consent letters for additional SEC filings for the Trust.

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

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 94 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit No.	Description of Document
3.1(2)	First Amended and Restated Declaration of Trust and Trust Agreement
3.2(1)	Certificate of Trust
4.1(6)	Description of Registrant’s Securities
10.1(4)	Sponsor Agreement
10.2(2)	Form of Authorized Participant Agreement
10.3(3)	Marketing Agreement
10.4(6)	Amended Restated and Consolidated Coinbase Prime Broker Agreement (with Custodian Agreement included as an exhibit thereto)
10.5(2)	Cash Custody Agreement
10.6(2)	Fund Administration and Accounting Agreement
10.7(2)	Transfer Agency and Services Agreement
10.8(3)	Form of Master Purchase and Sale Agreement for Digital Assets
19.1(5)	Insider Trading Policy
23.1(6)	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1(6)	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
31.2(6)	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
32.1(6)(7)	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2(6)(7)	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1(5)	Recovery Policy for Erroneously Awarded Incentive-Based Compensation
101.INS(6)	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(6)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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
(3)
Incorporated by reference to the Trust’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-278308), filed on June 18, 2024.
(4)
Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-278308), filed on July 17, 2024.
(5)
Incorporated by reference to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-42159), filed on March 17, 2025.
(6)
Filed herewith.
(7)
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Ethereum ETF under the 1933 Act, as amended, or the 1934 Act, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10‑K Summary.

None.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Annual Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

1934 Act: The Securities Exchange Act of 1934, as amended.

Administration Agreement: the Trust Administration and Accounting Agreement with BNY Mellon.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts ether purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement.

Airdrops: A method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

AUL: Authorized User List.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

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

Cash Custodian: BNY Mellon.

CBDC: Central Bank Digital Currency.

CFTC: U.S. Commodity Futures Trading Commission.

CME: The Chicago Mercantile Exchange.

CME Ether Real Time Price: The CME CF Ether Real Time Index, a pricing index continuously published by the CME Group at one second intervals that calculates the U.S. dollar price of one ether on constituent crypto asset trading platforms.

Code: Internal Revenue Code of 1986.

Cold Storage Account: A crypto asset custody account in which the associated private cryptographic keys are generated and stored in an offline environment that is not connected to the internet.

Constituent Platforms: The major ether trading platforms that serve as the pricing sources for the calculation of the CME CF Ether Reference Rate – New York Variant and CME CF Ether Real Time Index.

Cryptocurrency: A token such as ether that is the native asset of a crypto asset network.

Crypto Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

CVC: Convertible virtual currency.

dApps: Decentralized applications.

DeFi: Decentralized finance.

Digital Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

DSTA: Delaware Statutory Trust Act.

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

Ether Custodian: Coinbase Custody Trust Company, LLC, a New York New York State limited liability trust company.

Ether Custody Agreement: The custody agreement between the Ether Custodian and the Trust pursuant to which the Trust Agreement is established.

Ether Trading Counterparty: The ether trading counterparties that have been approved by the Sponsor.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

ERR: CME CF Ether Reference Rate.

EST: Eastern Standard Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

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

GENIUS Act: Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025.

Hard Fork: A backward-incompatible change to a blockchain protocol such that nodes running the prior version of the software will reject blocks produced under the new rules.

Hot Storage Account: A crypto asset custody account maintained in which the associated private cryptographic keys are generated and stored in an online environment connected to the internet.

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

MiCA: Markets in Crypto-Assets Regulation.

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

OFAC: Office of Foreign Assets Control.

OTC: Over-the-counter, which refers to transactions that occur bilaterally between a purchaser and a seller, rather than through an exchange or clearing house.

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

Prime Execution Agent: Coinbase, Inc., an affiliate of the Ether Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

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

SEC (or Commission): The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

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

Trust Ether Account: The custody account in the name of the Trust held with the Ether Custodian, in which the Trust’s ether assets are held.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells ether through the use of an Ether Trading Counterparty.

Trustee: Delaware Trust Company, a Delaware trust company.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

Validators: Stakeholders that help process transactions and ensure that distributed ledgers that make up a proof-of-stake blockchain network stay consistent with one another.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Date: March 12, 2026

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Ethereum ETF

/s/ Paul Fusaro
By: Paul Fusaro
Chief Operating Officer
(Principal Executive Officer)*

/s/ James Bebrin III
By: James Bebrin III
Vice President
(Principal Financial Officer and Principal Accounting Officer)*

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.