Form 10-Q
period 2026-03-31
Bitwise Ethereum ETF
filed 2026-05-06
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-42159

Bitwise Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	99-6361348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Bitwise Ethereum ETF Shares	ETHW	NYSE Arca, Inc.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 14,640,000 outstanding shares as of May 4, 2026.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise Ethereum ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue", the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust's operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026.

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
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the SEC and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of ether or other crypto assets, the operation of the Ethereum network, the cryptocurrency market, or the operation of the Trust, in a manner that adversely affects the value of the Shares;
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

Bitwise ETHEREUM ETF

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Ethereum ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment in ether, at fair value (cost $281,576 and $333,212, as of March 31, 2026 and December 31, 2025, respectively)	$219,266	$343,746
Cash	—	—
Receivable for creations	$1,201	$—
Total assets	220,467	343,746

Liabilities
Payable for ether purchased	1,201	—
Sponsor Fee payable	38	61
Total liabilities	1,239	61

Net Assets	$219,228	$343,685

Shares issued and outstanding, no par value, unlimited amount authorized	14,620,000	16,150,000
Principal Market NAV per Share	$15.00	$21.28

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Schedules of Investment
(Amounts in thousands, except quantity of ether and percentages)

March 31, 2026 (unaudited)

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	104,650.7879	$281,576	$219,266	100.02%
Total investment		$281,576	219,266	100.02
Liabilities in excess of other assets			(38)	(0.02)
Net Assets			$219,228	100.00%

December 31, 2025

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	115,663.9141	$333,212	$343,746	100.02%
Total investment		$333,212	343,746	100.02
Liabilities in excess of other assets			(61)	(0) [1]
Net Assets			$343,685	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

(1) Amount is less than .(005)%

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	139	136
Total expenses	139	136
Less: waivers and reimbursements	—	(43)
Net expenses	139	93
Net investment loss	(139)	(93)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	54	2
Net realized gain (loss) on In-Kind Redemptions of ether	868	—
Net realized gain (loss) on investment in ether sold for redemptions	(38,498)	(13,641)
Net change in unrealized appreciation (depreciation) on investment in ether	(72,844)	(136,196)
Net realized and unrealized gain (loss)	(110,420)	(149,835)
Net increase (decrease) in net assets resulting from operations	$(110,559)	$(149,928)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(139)	$(93)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	54	2
Net realized gain (loss) on In-Kind Redemptions of ether	868	—
Net realized gain (loss) on investment in ether sold for redemptions	(38,498)	(13,641)
Net change in unrealized appreciation (depreciation) on investment in ether	(72,844)	(136,196)
Net increase (decrease) in net assets resulting from operations	(110,559)	(149,928)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	103,815	23,177
Redemptions for Shares redeemed	(117,713)	(104,016)
Net increase (decrease) in net assets resulting from capital share transactions	(13,898)	(80,839)
Total increase (decrease) in net assets from operations and capital share transactions	(124,457)	(230,767)
Net assets
Beginning of period	343,685	404,529
End of period	$219,228	$173,762

Shares issued and redeemed
Shares issued	5,240,000	1,100,000
Shares redeemed	(6,770,000)	(4,720,000)
Net increase (decrease) in Shares issued and outstanding	(1,530,000)	(3,620,000)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Cash Flows

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(110,559)	$(149,928)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(101,275)	(20,853)
Proceeds from ether sold	111,251	101,693
Transfer of ether to pay Sponsor Fee	162	60
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(54)	(2)
Net realized (gain) loss on In-Kind Redemptions of ether	(868)	—
Net realized (gain) loss from investment in ether sold for redemptions	38,498	13,641
Net change in unrealized (appreciation) depreciation on investment in ether	72,844	136,196
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(23)	32
Net cash provided by (used in) operating activities	9,976	80,839

Cash flows from financing activities
Creations for Shares issued	102,614	23,177
Redemptions for Shares redeemed	(112,590)	(104,016)
Net cash provided by (used in) financing activities	(9,976)	(80,839)

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of noncash operating activities
In-Kind Redemptions of ether	$5,123	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Notes to Financial Statements

March 31, 2026 (Unaudited)

1. Organization

Bitwise Ethereum ETF (the “Trust”), is an investment trust organized on February 16, 2024, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of ether held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. In seeking to achieve its investment objective, the Trust’s sole asset is ether. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “ETHW,” providing investors with an efficient means to obtain market exposure to the price of ether.

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

The statements of assets and liabilities and schedules of investment as of March 31, 2026, and the statements of operations, cash flows, and changes in net assets for the three-month periods ended March 31, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month periods ended March 31, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

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

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ether traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026 the principal market for ether, which comprised the majority of the Trust’s assets for the period ended March 31, 2026, was Crypto.com with a price of $2,095.22.

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$219,266	$—	$—	$219,266

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$343,746	$—	$—	$343,746

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026. The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of March 31, 2026, the Trust held a net closing balance of 104,650.7879 ether with a total market value of $219,465,260 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("Pricing Index") price of $2,097.12, used to determine the Trust's NAV. The total market value of the Trust's ether held was $219,266,424 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,095.22, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the three-month period ended March 31, 2026:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	115,663.9141	$343,746
Purchases	36,871.4255	102,476
In-Kind Redemptions	(2,504.9565)	(5,123)
Sales for the redemption of Shares	(45,316.4348)	(111,251)
Ether transferred for Sponsor Fee	(63.1604)	(162)
Net realized gain (loss) on investment in ether transferred to pay Sponsor Fee	—	54
Net realized gain (loss) on In-Kind Redemptions of ether	—	868
Net realized gain (loss) on investment in ether sold for redemptions	—	(38,498)
Change in unrealized appreciation (depreciation) on investment in ether	—	(72,844)
Ending balance as of March 31, 2026	104,650.7879	$219,266

Additions during the year primarily represent ether purchased due to creations into the Trust and In-Kind Creations. Dispositions during the year represent ether sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, ether was transferred to pay the Sponsor Fee of the Trust. For the three months ended March 31, 2026, the Trust recognized net realized losses of $37,575,301, which represents the net of cumulative realized gains of $922,371 and cumulative realized losses of $38,497,672.

As of December 31, 2025, the Trust held a net closing balance of 115,663.9141 ether with a total market value of $342,919,216 based on the ETHUSD_NY price per ether of $2,964.79, used to determine the Trust's NAV. The total market value of the Trust's ether held was $343,746,213 based on the price per ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,971.94, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the period from December 31, 2024 to December 31, 2025:

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

See Note 1 for further discussion on related party capital transactions. As of March 31, 2026, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for ether for which qualified custody is available (the “Ether Custodian”). The Ether Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of ether held by the Ether Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of ether trades with the Ether Custodian, which generally occurs within two business days of the trade date.

Payable for ether purchased represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for ether purchased	$1,201	$—

Receivable for ether sold represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for ether sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Principal Market NAV per-share, beginning of period	$21.28	$23.96
Net investment loss [1]	(0.01)	(0.01)
Net realized and change in unrealized appreciation (depreciation) on investment in ether	(6.27) [2]	(10.85)
Net change in net assets from operations	(6.28)	(10.86)
Principal Market NAV per-share, end of period	$15.00	$13.10

Total return, at net asset value [3]	(29.51)%	(45.33)%

Ratios to average net assets[4]
Gross expenses	0.20%	0.20%
Net expenses	0.20%	0.14%
Net investment loss	(0.20)%	(0.14)%

1.
Calculated using average Shares outstanding.
2.
Because of the timing of subscriptions and redemptions in relation to fluctuating markets at value, the amount shown may not agree with the change in aggregate gains and losses.
3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.

4.
Annualized.

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

10. Subsequent Events

The Trust has evaluated subsequent events through May 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months ended March 31, 2026 Compared to the three months ended March 31, 2025^

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Net investment loss	$(139)	$(93)
Net realized and unrealized gain (loss)	$(110,420)	$(149,835)
Net increase (decrease) in net assets resulting from operations	$(110,559)	$(149,928)
Net Assets[1]	$219,228	$173,762

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for ether that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

March 31, 2026

During the three months ended March 31, 2026, the Trust's net assets decreased from $343,685 on December 31, 2025 to $219,228 on March 31, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (63) ether to pay the Sponsor Fee, and approximately (47,821) ether for the redemption of Shares, with a value of $(116,536) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 36,871 ether with a value of $102,476 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in ether for the three months ended March 31, 2026 was $(110,420), which included a realized gain of $54 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(38,498) on the sale of ether to meet redemptions, a realized gain of $868 from the transfer of ether to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in ether of $(72,844). Net realized and change in unrealized loss on investment in ether for the period resulted primarily from ether price depreciation from $2,964.79 on December 31, 2025 to $2,097.12 on March 31, 2026. Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(110,559), which consisted of the net realized and unrealized loss on investment in ether, less the Sponsor Fee of $(139).

March 31, 2025

By comparison, during the three months ended March 31, 2025, the Trust's net assets decreased from $404,529 on December 31, 2024 to $173,762 on March 31, 2025. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (24) ether to pay the Sponsor Fee, and approximately (33,143) ether for the redemption of Shares, with a value of $(101,753) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 7,174 ether with a value of $20,853 in connection with Share creations during the period.

During the three months ended March 31, 2025, net realized and change in unrealized loss on investment in ether was $(149,835), which included a realized gain of $2 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(13,641) on the sale of ether to meet redemptions, and a change in unrealized depreciation on investment in ether of $(136,196). Net realized and change in unrealized loss on investment in ether for the period resulted primarily from ether price depreciation from $3,345.85 on December 31, 2024 to $1,836.58 on March 31, 2025. Net decrease in net assets resulting from operations for the three months ended March 31, 2025 was $(149,928), which consisted of the net realized and unrealized loss on investment in ether, less the Sponsor Fee of $(136) and waiver and reimbursement of $43.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of March 31, 2026, the Trust held a net closing balance of 104,650.7879 ether with a total market value of $219,465,260 based on the ETHUSD_NY price of $2,097.12, used to determine the Trust's NAV. The total market value of the Trust's ether held was $219,266,424 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,095.22, used to determine the Trust's Principal Market NAV.

As of March 31, 2025, the Trust held a net closing balance of 95,108.4265 ether with a total market value of $174,674,234 based on the ETHUSD_NY price of $1,836.58, used to determine the Trust's NAV. The total market value of the Trust's ether held was $173,794,481 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,827.33, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2026.

Critical Accounting Policies

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ether traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026 the principal market for ether, which comprised the majority of the Trust’s assets for the period ended March 31, 2026, was Crypto.com with a price of $2,095.22.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the three-month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 677 Baskets (comprising 6,770,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	2,770,000	$21.47
February 1, 2026 – February 28, 2026	2,540,000	$14.24
March 1, 2026 – March 31, 2026	1,460,000	$15.13

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A (File No. 333-278308) filed by the Registrant on May 31, 2024.

3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-278308) filed by the Registrant on March 28, 2024.
10.1	Marketing Agent Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DSTA: Delaware Statutory Trust Act.

ERR: CME CF Ether Reference Rate.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

ether (lowercase): The native unit of account and medium of exchange on the Ethereum network.

Ethereum (uppercase): The software protocol and peer-to-peer network used for the creation, transfer and possession of ether, as recorded on the Ethereum blockchain.

Ether Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

Ether Custody Agreement: The custody agreement between the Ether Custodian and the Trust pursuant to which the Trust Ether Account is established.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

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

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRA: An individual retirement account that is a tax-qualified retirement plan under the Code.

IRS: U.S. Internal Revenue Service.

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

Pricing Index: CME CF Ether - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of one ether as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of ether in U.S. dollars.

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

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s ether holdings that the Trust agreed to pay to the Sponsor.

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

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Ethereum ETF

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Executive Officer)*

By:	/s/ James Bebrin III
James Bebrin III
Vice President
(Principal Financial Officer and Principal Accounting Officer)*

Date: May 6, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.