Form 10-Q
period 2026-06-30
Bitwise Ethereum ETF
filed 2026-08-07
CIK 2013744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 14,870,000 outstanding shares as of August 2, 2026.

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
•
the limited history of the Trust;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per share;
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

Bitwise ETHEREUM ETF

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Ethereum ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in ether, at fair value (cost $278,689 and $333,212, as of June 30, 2026 and December 31, 2025, respectively)	$168,496	$343,746
Total assets	168,496	343,746

Liabilities
Sponsor Fee payable	30	61
Total liabilities	30	61

Net Assets	$168,466	$343,685

Shares issued and outstanding, no par value (unlimited amount authorized)	14,920,000	16,150,000
Principal Market NAV per Share	$11.29	$21.28

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Schedules of Investment
(Amounts in thousands, except quantity of ether and percentages)

June 30, 2026 (unaudited)

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	106,742.1564	$278,689	$168,496	100.02%
Total investment		$278,689	168,496	100.02
Liabilities in excess of other assets			(30)	(0.02)
Net Assets			$168,466	100.00%

December 31, 2025

	Quantity			Percentage of
	of ether	Cost	Fair Value	Net Assets
Investment in ether^	115,663.9141	$333,212	$343,746	100.02%
Total investment		$333,212	343,746	100.02
Liabilities in excess of other assets			(61)	(0.02)
Net Assets			$343,685	100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—	$—
Expenses
Sponsor Fee	108	105	247	241
Total expenses	108	105	247	241
Less: waivers and reimbursements	—	-	-	(43)
Net expenses	108	105	247	198
Net investment loss	(108)	(105)	(247)	(198)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in ether transferred to pay Sponsor Fee	24	9	78	11
Net realized gain (loss) from In-Kind Redemptions of ether	—	—	868	—
Net realized gain (loss) from investment in ether sold for redemptions	(6,838)	(16,707)	(45,336)	(30,348)
Net change in unrealized appreciation (depreciation) from investment in ether	(47,883)	78,679	(120,727)	(57,517)
Net realized and unrealized gain (loss)	(54,697)	61,981	(165,117)	(87,854)
Net increase (decrease) in net assets resulting from operations	$(54,805)	$61,876	$(165,364)	$(88,052)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(108)	$(105)	$(247)	$(198)
Net realized gain (loss)	(6,814)	(16,698)	(44,390)	(30,337)
Net change in unrealized appreciation (depreciation)	(47,883)	78,679	(120,727)	(57,517)
Net increase (decrease) in net assets resulting from operations	(54,805)	61,876	(165,364)	(88,052)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	17,404	49,485	121,219	72,662
Redemptions for Shares redeemed	(13,361)	(16,208)	(131,074)	(120,224)
Net increase (decrease) in net assets resulting from capital share transactions	4,043	33,277	(9,855)	(47,562)
Total increase (decrease) in net assets from operations and capital share transactions	(50,762)	95,153	(175,219)	(135,614)
Net assets
Beginning of period	219,228	173,762	343,685	404,529
End of period	$168,466	$268,915	$168,466	$268,915

Shares issued and redeemed
Shares issued	1,180,000	2,970,000	6,420,000	4,070,000
Shares redeemed	(880,000)	(1,320,000)	(7,650,000)	(6,040,000)
Net increase (decrease) in Shares issued and outstanding	300,000	1,650,000	(1,230,000)	(1,970,000)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Statements of Cash Flows

(Amounts in thousands)

	For the six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(165,364)	$(88,052)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(119,880)	(70,334)
Proceeds from ether sold	124,611	117,897
Transfer of ether to pay Sponsor Fee	279	155
Net realized (gain) loss from investment in ether transferred to pay Sponsor Fee	(78)	(11)
Net realized (gain) loss from In-Kind Redemptions of ether	(868)	—
Net realized (gain) loss from investment in ether sold for redemptions	45,336	30,348
Net change in unrealized (appreciation) depreciation from investment in ether	120,727	57,517
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(31)	42
Net cash provided by (used in) operating activities	4,732	47,562

Cash flows from financing activities
Creations for Shares issued	121,219	72,662
Redemptions for Shares redeemed	(125,951)	(120,224)
Net cash provided by (used in) financing activities	(4,732)	(47,562)

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of noncash operating activities
In-Kind Redemptions of ether	$5,123	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Ethereum ETF

Notes to Financial Statements

June 30, 2026 (Unaudited)

1. Organization

Bitwise Ethereum ETF (the “Trust”) is an investment trust organized on February 16, 2024, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of ether held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. In seeking to achieve its investment objective, the Trust holds ether as its sole asset. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “ETHW,” providing investors with an efficient means to obtain market exposure to the price of ether.

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

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on July 22, 2024, and the Shares of the Trust were listed on the Exchange on July 23, 2024.

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the statements of operations and changes in net assets for the three- and six-month periods ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six month periods ended June 30, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ether traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026 the principal market for ether, which comprised the majority of the Trust’s assets for the period ended June 30, 2026, was Crypto.com with a price of $1,578.53.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$168,496	$—	$—	$168,496

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in ether, at fair value	$343,746	$—	$—	$343,746

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Ether

As of June 30, 2026, the Trust held a net closing balance of 106,742.1564 ether with a total market value of $168,280,077 based on the CME CF Ether - Dollar Reference Rate - New York Variant ("ETHUSD_NY") price of $1,576.51, used to determine the Trust's NAV. The total market value of the Trust's ether held was $168,495,696 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,578.53, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of ether and the respective fair value for the six-month period ended June 30, 2026:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	115,663.9141	$343,746
Purchases	45,314.6338	119,880
In-Kind Redemptions	(2,504.9565)	(5,123)
Sales for the redemption of Shares	(51,612.9369)	(124,611)
Ether transferred for Sponsor Fee	(118.4981)	(279)
Net realized gain (loss) from investment in ether transferred to pay Sponsor Fee	—	78
Net realized gain (loss) from In-Kind Redemptions of ether	—	868
Net realized gain (loss) from investment in ether sold for redemptions	—	(45,336)
Change in unrealized appreciation (depreciation) from investment in ether	—	(120,727)
Ending balance as of June 30, 2026	106,742.1564	$168,496

Additions during the year primarily represent ether purchased due to creations into the Trust and In-Kind Creations. Dispositions during the year represent ether sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, ether was transferred to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized losses of $44,389,730, which represents the net of cumulative realized gains of $945,688 and cumulative realized losses of $45,335,418.

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

The following represents the changes in quantity of ether and the respective fair value for the period from December 31, 2024 to December 31, 2025:

	Quantity of ether	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	121,101.8582	$404,529
Purchases	156,792.8617	576,881
Sales for the redemption of Shares	(162,038.8128)	(582,989)
Ether transferred for Sponsor Fee	(191.9930)	(599)
Net realized gain (loss) from investment in ether transferred to pay Sponsor Fee	—	249
Net realized gain (loss) from investment in ether sold for redemptions	—	(54,632)
Change in unrealized appreciation (depreciation) from investment in ether	—	307
Ending balance as of December 31, 2025	115,663.9141	$343,746

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

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

6. Risks and Uncertainties

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

Payable for ether purchased represents the quantity of ether purchased for the creation of Shares where the ether has not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for ether purchased	$-	$—

Receivable for ether sold represents the quantity of ether sold for the redemption of Shares where the ether has not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for ether sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$15.00	$13.10	$21.28	$23.96
Net investment loss [1]	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and change in unrealized appreciation (depreciation) on investment in ether	(3.70)	4.95	(9.97) [2]	(5.91)
Net change in net assets from operations	(3.71)	4.94	(9.99)	(5.92)
Principal Market NAV per-share, end of period	$11.29	$18.04	$11.29	$18.04

Total return, at net asset value [3]	(24.73)%	37.71%	(46.95)%	(24.71)%

Ratios to average net assets[4]
Gross expenses	0.20%	0.20%	0.20%	0.20%[5]
Net expenses	0.20%	0.20%	0.20%	0.16%[5]
Net investment loss	(0.20)%	(0.20)%	(0.20)%	(0.16)%[5]

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.

4.
Annualized.

5.
For the six-month period commencing on July 23, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through January 22, 2025.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 7, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025^

(Amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net investment loss	$(108)	$(105)	$(247)	$(198)
Net realized and unrealized gain (loss)	$(54,697)	$61,981	$(165,117)	$(87,854)
Net increase (decrease) in net assets resulting from operations	$(54,805)	$61,876	$(165,364)	$(88,052)
Net Assets[1]	$168,466	$268,915	$168,466	$268,915

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for ether that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended June 30, 2026

During the three months ended June 30, 2026, the Trust's net assets decreased from $219,228 on March 31, 2026 to $168,466 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (55) ether to pay the Sponsor Fee, and approximately (6,296) ether for the redemption of Shares, with a value of $(13,477) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 8,443 ether with a value of $17,404 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in ether for the three months ended June 30, 2026 was $(54,697), which included a realized gain of $24 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(6,838) on the sale of ether to meet redemptions, and a change in unrealized depreciation on investment in ether of $(47,883). Net realized and change in unrealized loss on investment in ether for the period resulted primarily from ether price depreciation from $2,097.12 on March 31, 2026 to $1,576.51 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(54,805), which consisted of the net realized and unrealized loss on investment in ether, less the Sponsor Fee of $(108).

Three months ended June 30, 2025

By comparison, during the three months ended June 30, 2025, the Trust's net assets increased from $173,762 on March 31, 2025 to $268,915 on June 30, 2025. The increase in the Trust's net assets resulted primarily from additions of approximately 21,293 ether with a value of $49,482 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of approximately (9,465) ether with a value of $(16,204) in connection with Share redemptions and (47) ether with a value of $(96) to pay the Sponsor Fee during the period.

During the three months ended June 30, 2025, net realized and change in unrealized gain on investment in ether was $61,981, which included a realized gain of $9 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(16,707) on the sale of ether to meet redemptions, and a change in unrealized appreciation on investment in ether of $78,679. Net realized and change in unrealized gain on investment in ether for the period resulted primarily from ether price appreciation from $1,836.58 on March 31, 2025 to $2,505.17 on June 30, 2025. Net increase in net assets resulting from operations for the three months ended June 30, 2025 was $61,876, which consisted of the net realized and unrealized gain on investment in ether, less the Sponsor Fee of $(105).

Six months ended June 30, 2026

During the six months ended June 30, 2026, the Trust's net assets decreased from $343,685 on December 31, 2025 to $168,466 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (118) ether to pay the Sponsor Fee, and approximately (54,117) ether for the redemption of Shares, with a value of $(130,013) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 45,314 ether with a value of $119,880 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in ether for the six months ended June 30, 2026 was $(165,117), which included a realized gain of $78 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(45,336) on the sale of ether to meet redemptions, a realized gain of $868 from the transfer of ether to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in ether of $(120,727). Net realized and change in unrealized loss on investment in ether for the period resulted primarily from ether price depreciation from $2,964.79 on December 31, 2025 to $1,576.51 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(165,364), which consisted of the net realized and unrealized loss on investment in ether, less the Sponsor Fee of $(247).

Six months ended June 30, 2025

By comparison, during the six months ended June 30, 2025, the Trust's net assets decreased from $404,529 on December 31, 2024 to $268,915 on June 30, 2025. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (42,608) ether with a value of $(117,896) in connection with Share redemptions and (71) ether with a value of $(155) to pay the Sponsor Fee during the period. Dispositions were partially offset by additions to the Trust of approximately 28,466 ether with a value of $70,334 in connection with Share creations during the period.

During the six months ended June 30, 2025, net realized and change in unrealized loss on investment in ether was $(87,854), which included a realized gain of $11 on the transfer of ether to pay the Sponsor Fee, a realized loss of $(30,348) on the sale of ether to meet redemptions, and a change in unrealized depreciation on investment in ether of $(57,517). Net realized and change in unrealized loss on investment in ether for the period resulted primarily from ether price depreciation from $3,345.85 on December 31, 2024 to $2,505.17 on June 30, 2025. Net decrease in net assets resulting from operations for the six months ended June 30, 2025 was $(88,052), which consisted of the net realized and unrealized loss on investment in ether, less the Sponsor Fee of $(241) and waivers and reimbursements of $43.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 106,742.1564 ether with a total market value of $168,280,077 based on the ETHUSD_NY price of $1,576.51, used to determine the Trust's NAV. The total market value of the Trust's ether held was $168,495,696 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $1,578.53, used to determine the Trust's Principal Market NAV.

As of June 30, 2025, the Trust held a net closing balance of 106,889.0042 ether with a total market value of $267,775,127 based on the ETHUSD_NY price of $2,505.17, used to determine the Trust's NAV. The total market value of the Trust's ether held was $268,957,319 based on the price of ether (Lukka Prime Rate) in the principal market (Crypto.com) of $2,516.23, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s ether holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through January 22, 2025, and the Sponsor Fee has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Ether Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.20% of the Trust’s ether holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust’s holdings of ether will vary in the normal course of business operations.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates used in the preparation of the financial statements involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ether traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market for ether, which comprised the majority of the Trust’s assets for the period ended June 30, 2026, was Crypto.com with a price of $1,578.53.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the three-month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 88 Baskets (comprising 880,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	350,000	$16.66
May 1, 2026 – May 31, 2026	220,000	$16.19
June 1, 2026 – June 30, 2026	310,000	$12.79

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the numbers assigned to them in Item 601 of Regulation S-K):

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

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets with the Trust.

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

ET: Eastern Time.

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

ETF: Exchange-traded fund.

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

Indemnified Person: The Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of the indemnification provisions of the Trust Agreement.

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

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, ERISA or a “plan” as defined in and subject to Section 4975 of the Code.

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

Prime Execution Agent: Coinbase Inc., an affiliate of the Ether Custodian.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc. and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

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

Seed Capital Investor: Bitwise Asset Management, Inc.

Seed Shares: The eight (8) Shares used to seed the Trust.

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

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s ether holdings that the Trust pays to the Sponsor.

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

Date: August 7, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.